Form 10-Q
period 2017-01-18
Jasmin Corp.
filed 2017-01-18
CIK 1680237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-213425

JASMIN CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

30-08343441	2590
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Jasmin Corp.

33 Rue Theophile Lamy, Bourges

18000 France

Tel. + 33644631118

Email: info@jasmincorp.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,000,000 common shares issued and outstanding as of December 31, 2016.

Jasmin Corp.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Jasmin Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Jasmin Corp.

BALANCE SHEETS

As of December 31, 2016 and June 30, 2016

  (UNAUDITED)

ASSETS	December 31, 2016	June 30, 2016
Current Assets
Cash and cash equivalents	$910	$3,745
Raw materials Inventory	790	-
Prepaid expenses and advances	310	2,180
Total Current Assets	2,010	5,925

Fixed Assets
Equipment, net of accumulated depreciation of $228 and 0 respectively	2,513	-
Total Fixed Assets	2,513	-

Total Assets	$4,523	$5,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loan - related party	$7,000	$4,000
Total Current Liabilities	7,000	4,000

Total Liabilities	7,000	4,000

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid in capital	-	-
Deficit accumulated	(4,477)	(75)
Total Stockholder’s Equity (deficit)	(2,477)	1,925

Total Liabilities and Stockholder’s Equity (Deficit)	$4,523	$5,925

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF OPERATIONS

For the three and six months ended December 31, 2016 and December 31, 2015

(UNAUDITED)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015

REVENUES	$2,500	-	7,350	-
Cost of Goods Sold	188	-	1,149	-
Gross Profit	2,312	-	6,201	-

OPERATING EXPENSES
General and Administrative Expenses	3,497	-	10,603	-
TOTAL OPERATING EXPENSES	3,497	-	10,603	-

NET INCOME (LOSS) FROM OPERATIONS	(1,185)	-	(4,402)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,185)	-	(4,402)	-
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	-	(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	-	2,000,000	-

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2016 and December 31, 2015

(UNAUDITED)

	Six months ended December 31, 2016	Six months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,402)	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in prepaid expenses	1,870	-
Increase in inventory	(790)	-
Depreciation	228	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,094)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(2,741)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,741)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan – related party	3,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	-

NET INCREASE IN CASH	(2,835)	-

Cash, beginning of period	3,745	-

Cash, end of period	$910	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	-
Income taxes paid	$0	-

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2016

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Jasmin Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 7, 2014. Jasmin is an e-commerce development stage company that intends to establish itself as a designing industry of home and space decorations made from cork materials in France, Europe. The Company also has its webpage which is www.jasmincorp.com filled with basic information about us. We have strong intention to develop our business in this area. The Company has purchased specific equipment, such as a laser wood engraving machine and off set printer for our designing needs. Our sole officer and director has proper skills to work in such area of operations. Our list of produced items consists from different designs, materials and forms of items made from cork material, which help us to increase the sales area to designing agencies, specific decorations orders and personal items. Jasmin Corp. concentrates on ecological and environment free raw materials, towards to the latest trends in decoration and design industry. Our office location is 33 Rue Thйophile Lamy, 18000 Bourges, France.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2016.  The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3. SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $910 of cash as of December 31, 2016.

Prepaid Expenses and advances

Prepaid Expenses and advances are recorded at fair market value. The Company had $310 in advances for purchasing of new equipment as of December 31, 2016.

Foreign Operations and Functional Currency

The Company conducts all its business in France. Although all operations are conducted in France, the functional currency is of the Company US dollar because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $790 in raw materials inventory as of December 31, 2016.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 30, 2016

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS Topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. We have signed Product sales agreements with two customers Un Rien De Vous and Ladivor Leu. Our product is unique design items made from cork material. The product and volume of the sales is specified in the invoice to each order accordingly.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4. LOAN FROM DIRECTOR

As of December 31, 2016, our sole director has loaned to the Company $7,000. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,000 as of December 31, 2016 and $4,000 as of June 30, 2016.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 30, 2016

Note 5. FIXED ASSETS

Equipment
Cost
As at June 30, 2016	$-
Additions	2,741
Disposals	-
As at December 31, 2016	$2,741

Depreciation
As at June 30, 2016	-
Change for the period	(228)
As at December 31, 2016	$(228)

Net book value	$2,513

Note 6. COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 18, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of December 31, 2016.

 Note 7. COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease agreement for an office space, with a $310 monthly fee, from July 1, 2016 to July 1, 2017. As of December 31, 2016 we have paid $1,860 for rent.

Note 8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of December 31, 2016 the Company had net operating loss carry forwards of approximately $4,477 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2016 was approximately $1,522. The net change in valuation allowance during the six months ended December 31, 2016 was $1,496. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.  All tax years since inception remains open for examination by taxing authorities.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 30, 2016

The components of deferred tax assets as of December 31, 2016 and June 30, 2016 are as follows:

	As of December 31, 2016	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(1,522)	$(26)
Valuation allowance	$1,522	$26
Net deferred tax assets	$-	$-

Based on expected federal tax rate of 34%, the components of income tax benefit for the six months ended December 31, 2016 are as follows:

The six months ended December 31, 2016
Computed "expected" tax expense (benefit)	$(1,496)
Change in valuation allowance	$1,496
Actual tax expense (benefit)	$-

  Note 9. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of business

Jasmin Corp. was incorporated in the State of Nevada as a for-profit company on October 7, 2014 and established a fiscal year end of June 30. We are a development-stage company formed to produce and distribute our unique design products made from cork material in France. To date, we have had limited operations. We have developed our business plan, registered a webpage www.jasmincorp.com, purchased equipment for our process and signed an agreement with Un Rien De Vous and Ladivor Leu. We have purchased equipment, raw materials and additional production items from Jinan Donglian CNC Technology Co., Ltd. and started our production process in the design industry.

Product

The following are examples of our various cork products:

Wine Cork Monogram

Cork Craft Projects

Monogram Wine Cork Tray

Drink Coaster

Food Coaster and others

The agreement between Jasmin Corp. and our customer, Un Rien De Vous does not bind the parties who signed the agreement and it does not serve as a contract obligating the customer to purchase our products. The Company currently has an additional sales contract with Ladivor Leu.  Jasmin Corp. is currently in verbal negotiations with Du Mondere Mais.

Our specific goal is to produce unique products that could serve as decorative, interior design items, and kitchen facilities and can be used in any areas. At the current stage of our operation, we concentrate on contacting decoration and design companies and offer our unique products for their needs. We believe that our environment friendly materials and uniqueness of the design will attract customers and our business will be successful. We also will provide our customers with one-year warranty for our items. We plan on expanding our product selection in the future. The table sets, carpets, frames and unique design elements are very popular  in outdoor restaurants, resorts, and residences or simply as stand-alone products.

Our range of products is very extensive: such as cute trinkets, original jewelry and decorative panels, custom lighting - all these articles from the corks will create a unique atmosphere in a home, office or elsewher. The samples of the design items we are planning and manufacture is represented on our web page, which is www.jasmincorp.com.

We have our Chinese vendor Jinan Donglian CNC Technology Co., Ltd, with whom we are working on verbal ordering basis for supplying raw materials to the Company at the moment. Jasmin Corp. also has a few more vendors in Shanghai Rui Ind. l Co., Ltd. and Zhuoma Dong Co., Ltd. to work with on sourcing our raw materials, if needed in the future. The manufacturing of the products does not have specific sequence of actions, as each of our products is unique and designed personally for our customers. As an example, as decoration for the kitchen we can produce coasters for glasses and dishes with names or pictures on them, using our cork material and features of our laser wood engraving machine.

Our main production process

In accordance to customer needs and preferences, our production process consists gathering together different materials into something unique and original. For example, the production of original “heart” gifts for Valentine’s Day in the form of wall panels or tubes consist of putting together the cork with specific lengths and shapes. The corks can also be colored and could contain printed pictures, to make items look more personal and attractive to the customer. Such original “heart” shapes can be used as a reminder-board or a place for your favorite photos as memorable gifts for the proper vocation.

The Company can also print different images on its decoration items, or print on the materials and then compose them into the final decoration. The same process can be applied to wood engraving methods. The words or images can be engraved on cork materials as a single decoration or composed together into one stylish decoration item.

The Company has paid for the production equipment and additional raw materials as of the date of this filing. There is an Inkjet Printer and the Laser wood engraving machine is supplied to Jasmin Corp. from Chinese suppliers. The following are the equipment technical indicators:

Laser wood engraving machine

Name	Laser wood engraving machine
Laser type	Sealed CO2 laser tube
Laser power	60w, 80w, 100w (optional)
Cutting speed	0 ~ 30m/min (Plexiglas, according to different materials)
Engraving speed	0 ~ 50m/min
Resolution	<0.1mm
Power supply	AC110-220V ± 10%, 50HZ-60HZ
Positioning accuracy	± 0.1mm
Total power	<2250W
Operating temperature	0℃--40℃
Operating humidity	5-95% (non-condensing)
Supported graphics formats	BMP, GIF, JPGE, PCX, TGA, TIFF, PLT, CDR, DMG, DXF
Cutting area	1300mm (width) Ч 2500 mm (length)
Working table	Honeycomb or knife blade platform
Total area	2000mm (width) x 3000mm (length)
Optional parts	Camera positioning system, auto feeding

Digital flatbed printer Inkjet Printer Suke SK168-2.3 for printing on wood and related items

Voltage	110V/220V 50-60HZ
Power	75W
Weight	150KG
Print Size	329*600mm
Height Adjustment	Automatically
Software Included	Driver CD, Operation CD
Print Height	1-180mm

Target Market

It is our belief, based on management’s observations and information gleaned from major French magazines (Home magazines) that contemporary table sets, carpets, frames and unique design elements have increased in popularity over time, and they have caused significant impact upon popular culture and have spawned many fads. New technology has stock continuously changing with popularity. The simple and easy to use design items are set to provide the customers with the product they seek with no bells and whistles. This helps to keep the cost of such design solutions low. This contemporary market is our target market.

The Company also has an agreement with Un Rien De Vous, a designing company, for a one year term with an option to extend for future sales of our unique design items made from cork material.  Also the Company is in negotiations with Decora, designing company for future sales to them as well. There can be no assurance that the Company will negotiate acceptable terms and reach an actual agreement with these potential customers.

Industry analysis

We believe that this area of design is very competitive nowadays. The Company has identified several main competitors, such as Oeneo Bouchage, Sas Bouchons Abel, Sarl Arc Bois, which produce similar products to us. Jasmin Corp. is planning to develop the Company’s structure based on uniqueness and ecological factors, which we believe will give us more advantage. In addition to the established competitors in this industry, there are many smaller designing companies that can be reached via industry magazine advertising and direct contact. However, there is no assurance that we will be successful in finding any additional potential customers.

Marketing

Our industry has various ways of marketing. The Company is going to start from trade exhibitions, which we believe is the best for us at the moment. With such events we can attract additional customers, show our items and meet our competitors.

Industry advertising

We intend to advertise online and place ads in industry-related magazines. The Company will create accounts on socials networks, such as Facebook and Instagram, also in relation to the industry websites to make our name better known. We anticipate that our customers will increase after doing so.

Liquidity and capital resources

As at December 31, 2016, our total assets were $4,523 ($5,925 as of June 30, 2016). Total assets were comprised of $2,011 in current assets and $2,513 in fixed assets.

As at December 31, 2016, our current liabilities were $7,000 ($4,000 as of June 30, 2016) and Stockholders’ deficit was $2,477 (equity of $1,925 as of June 30, 2016).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended December 31, 2016 net cash flows used in operating activities was $3,094 and $0 for the six months ended December 31, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2016 we used $2,741 of cash in investing activities and $0 for the six months ended December 31, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2016 net cash flows generated by financing activities was $3,000 and $0 for the six months ended December 31, 2015..

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Jasmin Corp.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation;

Submit certain executive compensate on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

RESULTS OF OPERATION

Results of Operations for the three and six months ended December 31, 2016 and December 31, 2015:

Revenue and cost of goods sold

For the three months ended December 31, 2016 and December 31, 2015 the Company generated total revenue of $2,500 and $0 from selling printed products to its customer. The cost of goods sold for the three months ended December 31, 2016 and December 31, 2015 was $188 and $0, which represents the cost of raw materials.

For the six months ended December 31, 2016 and December 31, 2015 the Company generated total revenue of $7,350 and $0. The cost of goods sold for the six months ended December 31, 2016 and December 31, 2015 was $1,149 and $0, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended December 31, 2016 and December 31, 2015 were $3,497 and $0. The operating expenses for the three months ended December 31, 2016 included bank charges of $130; depreciation expense of $137; accounting fees of $2,300 and rent expense of $930.

Total operating expenses for the six months ended December 31, 2016 and December 31, 2015 were $10,603 and $0. The operating expenses for the six months ended December 31, 2016 included bank charges of $475; depreciation expense of $228; accounting fees of $6,200; legal fees of $1,500; rent expense of $1,860 and website expense of $340.

Net Income/Loss

The net loss for the three months ended December 31, 2016 and December 31, 2015 was $1,185 and $0.

The net loss for the six months ended December 31, 2016 and December 31, 2015 was $4,402 and $0.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bourges, France on January 18, 2017.

Jasmin Corp.

By:	/s/	Jean-Paul Chavanaz
	Name:	Jean-Paul Chavanaz
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)