Form 10-Q
period 2017-03-31
Jasmin Corp.
filed 2017-04-11
CIK 1680237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,417,650 common shares issued and outstanding as of March 31, 2017.

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

Jasmin Corp.

BALANCE SHEETS

As of March 31, 2017 and June 30, 2016

  (UNAUDITED)

ASSETS	March 31, 2017	June 30, 2016
Current Assets
Cash and cash equivalents	$13,525	$3,745
Raw materials Inventory	6,462	-
Prepaid expenses and advances	1,240	2,180
Total Current Assets	21,227	5,925

Fixed Assets
Equipment, net of accumulated depreciation of $366 and $0 respectively	2,375	-
Total Fixed Assets	2,375	-

Total Assets	$23,602	$5,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loan - related party	$7,000	$4,000
Total Current Liabilities	7,000	4,000

Total Liabilities	7,000	4,000

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,417,650 and 2,000,000 shares issued and outstanding	2,418	2,000
Additional paid in capital	16,109	-
Deficit accumulated	(1,925)	(75)
Total Stockholder’s Equity (deficit)	16,602	1,925

Total Liabilities and Stockholder’s Equity (Deficit)	$23,602	$5,925

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF OPERATIONS

For the three and nine months ended March 31, 2017 and March 31, 2016

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	Nine months ended March 31, 2016

REVENUES	$9,485	$-	$16,835	$-
Cost of Goods Sold	536	-	1,685	-
Gross Profit	8,949	-	15,150	-

OPERATING EXPENSES
General and Administrative Expenses	6,397	-	17,000	-
TOTAL OPERATING EXPENSES	6,397	-	17,000	-

NET INCOME (LOSS) FROM OPERATIONS	2,552	-	(1,850)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$2,552	$-	$(1,850)	$-
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,113,139	-	2,037,163	-

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2017 and March 31, 2016

(UNAUDITED)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,850)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in prepaid expenses	940	-
Increase in inventory	(6,462)	-
Depreciation	366	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,006)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(2,741)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,741)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan – related party	3,000	-
Capital stock	16,527	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,527	-

NET INCREASE IN CASH	9,780	-

Cash, beginning of period	3,745	-

Cash, end of period	$13,525	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $16,835 of revenues as of March 31, 2017.  The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $13,525 of cash as of March 31, 2017.

Prepaid Expenses and advances

Prepaid Expenses and advances are recorded at fair market value. The Company had $1,240 in prepaid rent as of March 31, 2017.

Foreign Operations and Functional Currency

The Company conducts all its business in France. Although all operations are conducted in France, the functional currency is of the Company is the US dollar because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $6,462 in raw materials inventory as of March 31, 2017, which consists of cork stoppers, cork sheets, cork coasters and inks.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4. LOAN FROM DIRECTOR

As of March 31, 2017, our sole director has loaned to the Company $7,000. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,000 as of March 31, 2017 and $4,000 as of June 30, 2016.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

Note 5. FIXED ASSETS

Equipment
Cost
As at June 30, 2016	$-
Additions	2,741
Disposals	-
As at March 31, 2017	$2,741

Depreciation
As at June 30, 2016	-
Change in the Nine Months
Ended March 31, 2017	$(366)

Net book value	$2,375

Note 6. COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 18, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During January 2017 the Company issued 16,500 shares of common stock for cash proceeds of $643 at $0.04 per share.

During February 2017 the Company issued 111,150 shares of common stock for cash proceeds of $4,341 at $0.04 per share.

During March 2017 the Company issued 290,000 shares of common stock for cash proceeds of $11,543 at $0.04 per share.

There were 2,417,650 shares of common stock issued and outstanding as of March 31, 2017.

 Note 7. COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease agreement for an office space, with a $310 monthly fee, from July 1, 2016 to July 1, 2017. As of March 31, 2017, we have paid $2,790 for rent.

Note 8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of March 31, 2017 the Company had net operating loss carry forwards of approximately $1,925 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2017 was approximately $655. The net change in valuation allowance during the nine months ended March 31, 2017 was $629. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 30, 2016

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

The components of deferred tax assets as of March 31, 2017 and June 30, 2016 are as follows:

	As of March 31, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(655)	$(26)
Valuation allowance	$655	$26
Net deferred tax assets	$-	$-

Based on expected federal tax rate of 34%, the components of income tax benefit for the six months ended March 31,
The nine months ended December 31, 2016
Computed "expected" tax expense (benefit)	$(629)
Change in valuation allowance	$629
Actual tax expense (benefit)	$-
2017 are as follows:

  Note 9. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than during April 2017 the Company issued 111,250 shares of common stock for cash proceeds of $4,385 at $0.04 per share.

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

Description of business

Jasmin Corp. was incorporated in the State of Nevada as a for-profit company on October 7, 2014 and established a fiscal year end of June 30. We are a development-stage company formed to produce and distribute our unique design products made from cork material in France. We have developed our business plan, registered a webpage www.jasmincorp.com, purchased equipment for our process and signed agreements with Un Rien De Vous and Ladivor Leu. We have purchased equipment, raw materials and additional production items from Jinan Donglian CNC Technology Co., Ltd. and started our production process in the design industry.

Product

The following are examples of our various cork products:

Wine Cork Monogram

Cork Craft Projects

Monogram Wine Cork Tray

Drink Coaster

Food Coaster and others

We have a signed sales agreement with our customer, Un Rien De Vous. The Company has recently entered into a new sales agreement with another customer, Ladivor Leu. These agreements do not bind the parties who signed the agreements and they do not serve as a contract obligating the customers to purchase our products. We are currently negotiating new sales contracts with potential new customers, Du Mondere Mais and Decora.

Our specific goal is to produce unique products that could serve as decorative, interior design items, and kitchen facilities and can be used in any area. At the current stage of our operation, we concentrate on contacting decoration and design companies and offer our unique products for their needs. We believe that our environment friendly materials and uniqueness of the design will attract customers and our business will be successful. We also will provide our customers with one-year warranty for our items. We plan on expanding our product selection in the future. The table sets, carpets, frames and unique design elements are very popular in outdoor restaurants, resorts, and residences or simply as stand-alone products.

Our range of products is very extensive: such as cute trinkets, original jewelry and decorative panels, custom lighting - all these articles from the corks will create a unique atmosphere in a home, office or elsewhere. The samples of the design items we are planning and manufacture is represented on our web page, which is www.jasmincorp.com.

We have our Chinese vendor Jinan Donglian CNC Technology Co., Ltd, with whom we are working on verbal ordering basis for supplying raw materials to the Company. Jasmin Corp. also has a few more vendors in Shanghai Rui Ind. l Co., Ltd. and Zhuoma Dong Co., Ltd. to work with on sourcing our raw materials, if needed in the future. The manufacturing of the products does not have specific sequence of actions, as each of our products is unique and designed personally for our customers. As an example, as decoration for the kitchen we can produce coasters for glasses and dishes with names or pictures on them, using our cork material and features of our laser wood engraving machine.

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

The Company also has an agreement with Un Rien De Vous, a designing company, for a one year term with an option to extend for future sales of our unique design items made from cork material. The Company currently has an additional sales contract with Ladivor Leu. Also the Company is in negotiations with Du Mondere Mais and Decora, designing companies for future sales to them as well. There can be no assurance that the Company will negotiate acceptable terms and reach an actual agreement with Du Mondere Mais and Decora.

Industry analysis

We believe that this area of design is very competitive nowadays. The Company has identified several main competitors, such as Oeneo Bouchage, Sas Bouchons Abel, Sarl Arc Bois, which produce similar products to us. Jasmin Corp. is planning to develop the Company’s structure based on uniqueness and ecological factors. In addition to the established competitors in this industry, there are many smaller designing companies that can be reached via industry magazine advertising and direct contact. However, there is no assurance that we will be successful in finding any additional potential customers.

Marketing

Our industry has various ways of marketing. The Company is going to start from trade exhibitions, which we believe is the best for us at the moment. With such events we can attract additional customers, show our items and meet our competitors.

Industry advertising

When we raise sufficient fund, we intend to advertise online and place ads in industry-related magazines. The Company will create accounts on social networks, such as Facebook and Instagram, also in relation to the industry websites to make our name better known. We anticipate that our customers will increase after doing so.

Liquidity and capital resources

As at March 31, 2017, our total assets were $23,602 ($5,925 as of June 30, 2016). Total assets were comprised of $21,227 in current assets and $2,375 in fixed assets.

As at March 31, 2017, our current liabilities were $7,000 ($4,000 as of June 30, 2016) and Stockholders’ equity was $16,602 (equity of $1,925 as of June 30, 2016).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended March 31, 2017 net cash flows used in operating activities was $7,006 and $0 for the nine months ended March 31, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2017 we used $2,741 of cash in investing activities and $0 for the nine months ended March 31, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2017 net cash flows generated by financing activities was $19,527 and $0 for the nine months ended March 31, 2016.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended March 31, 2017 and March 31, 2016:

Revenue and cost of goods sold

For the three months ended March 31, 2017 and March 31, 2016 the Company generated total revenue of $9,485 and $0 from selling printed products to its customer. The cost of goods sold for the three months ended March 31, 2017 and March 31, 2016 was $536 and $0, which represents the cost of raw materials.

For the nine months ended March 31, 2017 and March 31, 2016 the Company generated total revenue of $16,835 and $0. The cost of goods sold for the six months ended March 31, 2017 and March 31, 2016 was $1,685 and $0, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended March 31, 2017 and March 31, 2016 were $6,397 and $0. The operating expenses for the three months ended March 31, 2017 included bank charges of $330; depreciation expense of $137; office facilities expense of $3,500; accounting fees of $1,500 and rent expense of $930.

Total operating expenses for the nine months ended March 31, 2017 and March 31, 2017 were $17,000 and $0. The operating expenses for the nine months ended March 31, 2017 included bank charges of $805; depreciation expense of $365; office facilities expense of $3,500; accounting fees of $7,700; legal fees of $1,500; rent expense of $2,790 and website expense of $340.

Net Income/Loss

The net income for the three months ended March 31, 2017 and March 31, 2016 was $2,552 and $0.

The net loss for the nine months ended March 31, 2017 and March 31, 2016 was $1,850 and $0.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated $16,835 of revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bourges, France on April 10, 2017.

Jasmin Corp.

By:	/s/	Jean-Paul Chavanaz
	Name:	Jean-Paul Chavanaz
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)