Form 10-Q/A
period 2017-03-31
Jasmin Corp.
filed 2017-05-05
CIK 1680237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Amendment 1

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

The components of deferred tax assets as of March 31, 2017 and June 30, 2016 are as follows:

	As of March 31, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$ (655)	$ (26)
Valuation allowance	$ 655	$ 26
Net deferred tax assets	$ -	$ -

Based on expected federal tax rate of 34%, the components of income tax benefit for the six months ended March 31, 2017 are as follows:

The nine months ended December 31, 2016
Computed "expected" tax expense (benefit)	$(629)
Change in valuation allowance	$629
Actual tax expense (benefit)	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bourges, France on May 5th, 2017.

Jasmin Corp.

By:	/s/	Jean-Paul Chavanaz
	Name:	Jean-Paul Chavanaz
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)