Form 10-K
period 2017-06-30
Jasmin Corp.
filed 2017-09-05
CIK 1680237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,528,900 common shares issued and outstanding as of June 30, 2017.

PART I

Item 1. Description of Business

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of business

Jasmin Corp. was incorporated in the State of Nevada as a for-profit company on October 7, 2014 and established a fiscal year end of June 30. We are a development-stage company formed to produce and distribute our unique design products made from cork material in France. We have developed our business plan, registered a webpage www.jasmincorp.com, purchased equipment for our process and signed agreements with Un Rien De Vous, Ladivor Leu and Boutet Co. Ltd. We have purchased equipment, raw materials and additional production items from Jinan Donglian CNC Technology Co., Ltd. and started our production process in the design industry.

Product

The following are examples of our various cork products:

Wine Cork Monogram

Cork Craft Projects

Monogram Wine Cork Tray

Drink Coaster

Food Coaster and others

We have a signed sales agreement with our customers Un Rien De Vous, Ladivor Leu and Boutet Co. Ltd. These agreements do not bind the parties who signed the agreements and they do not serve as a contract obligating the customers to purchase our products. We are currently negotiating new sales contracts with potential new customers, Du Mondere Mais and Decora.

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

The Company also has an agreement with Un Rien De Vous, a designing company, for a one year term with an option to extend for future sales of our unique design items made from cork material. The Company currently has an additional sales contract with Ladivor Leu and Boutet Co. Ltd. Also the Company is in negotiations with Du Mondere Mais and Decora, designing companies for future sales to them as well. There can be no assurance that the Company will negotiate acceptable terms and reach an actual agreement with Du Mondere Mais and Decora.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2017, no shares of our common stock have traded

Number of Holders

As of June 30, 2017, the 2,528,900 issued and outstanding shares of common stock were held by a total of 32 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 18, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During January 2017, the Company issued 16,500 shares of common stock for cash proceeds of $643 at $0.04 per share.

During February 2017, the Company issued 111,150 shares of common stock for cash proceeds of $4,341 at $0.04 per share.

During March 2017, the Company issued 290,000 shares of common stock for cash proceeds of $11,543 at $0.04 per share.

During April 2017, the Company issued 111,250 shares of common stock for cash proceeds of $4,385 at $0.04 per share.

There were 2,528,900 shares of common stock issued and outstanding as of June 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On April 18, 2016, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Jean-Paul Chavanaz, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and capital resources

As at June 30, 2017, our total assets were $23,832 ($5,925 as of June 30, 2016). Total assets were comprised of $14,282 in current assets and $9,550 in fixed assets.

As at June 30, 2017, our current liabilities were $7,300 ($4,000 as of June 30, 2016) and Stockholders’ equity was $16,532 (equity of $1,925 as of June 30, 2016).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended June 30, 2017 net cash flows used in operating activities was $15,220 and $2,255 for the year ended June 30, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended June 30, 2017, we used $10,486 of cash in investing activities and $0 for the year ended June 30, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended June 30, 2017, net cash flows provided by financing activities was $23,912 and $6,000 for the year ended June 30, 2016.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended June 30, 2017 and 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

RESULTS OF OPERATION

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for the year ended June 30, 2017 and June 30, 2016:

Revenue and cost of goods sold

For the year ended June 30, 2017 and June 30, 2016, the Company generated total revenue of $27,335 and $0. The cost of goods sold for the year ended June 30, 2017 and June 30, 2017 was $3,375 and $0, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the year ended June 30, 2017 and June 30, 2016 were $30,265 and $75. The operating expenses for the year ended June 30, 2017 included bank charges of $1,189; depreciation expense of $936; professional expense of $10,730; accounting fees of $9,200; legal fees of $2,700; rent expense of $3,720; website of $340 and marketing expense of $1,450.

Net Loss

The net loss for the year ended June 30, 2017 and June 30, 2016 was $6,305 and $75.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated $27,335 of revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Jasmin Corp.

FINANCIAL STATEMENTS

For the Years Ended June 30, 2017 and June 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors

33 Rue Theophile Lamy

Bourges, 18000 France

We have audited the accompanying balance sheets of Jasmin Corp. as of June 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasmin Corp. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

August 23, 2017

Jasmin Corp.

BALANCE SHEETS

As of June 30, 2017 and June 30, 2016

ASSETS	June 30, 2017	June 30, 2016

Current Assets
Cash and cash equivalents	$1,951	$3,745
Raw materials Inventory	4,771	-
Prepaid expenses and advances	7,560	2,180
Total Current Assets	$14,282	$5,925

Net Fixed Assets
Equipment, net of accumulated depreciation of $936 and $0 respectively	9,550	-
Total Net Fixed Assets	9,550	-

Total Assets	$23,832	$5,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$300	-
Loan - related party	7,000	$4,000
Total Liabilities	7,300	4,000

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,528,900 and 2,000,000 shares issued and outstanding respectively	2,529	2,000
Additional paid-in capital	20,383	-
Deficit accumulated during the development stage	(6,380)	(75)

Total Stockholder’s Equity	16,532	1,925

Total Liabilities and Shareholders’ Equity	$23,832	$5,925

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF OPERATIONS

For the years ended June 30, 2017 and June 30, 2016

	Year Ended June 30, 2017	Year Ended June 30, 2016

REVENUES	$27,335	-
Cost of Goods Sold	3,375	-
Gross Profit	23,960	-

OPERATING EXPENSES
General and Administrative Expenses	30,265	75
TOTAL OPERATING EXPENSES	30,265	75

LOSS FROM OPERATIONS	(6,305)	(75)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,305)	$(75)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,158,418	405,479

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

As of June 30, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity

Shares issued for cash at $0.001 per share on April 18, 2016	2,000,000	2,000	-	-	2,000

Net income for the period ended June 30, 2016	-	-	-	(75)	(75)

Balance, June 30, 2016	2,000,000	$2,000	$-	$(75)	$1,925
Shares issued for cash	528,900	529	20,383	-	20,912

Net income for the period ended June 30, 2017	-	-	-	(6,305)	(6,305)

Balance, June 30, 2017	2,528,900	$2,529	$20,383	$(6,380)	$16,532

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

STATEMENTS OF CASH FLOWS

For the years ended June 30, 2017 and June 30, 2016

	Year Ended June 30, 2017	Year Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,305)	$(75)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	936	-
Changes in operating assets and liabilities:
Inventory	(4,771)	-
Prepaid Expenses	(5,380)	(2,180)
Accounts Payable	300
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,220)	(2,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(10,486)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(10,486)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,912	2,000
Loans - related party	3,000	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,912	6,000

NET INCREASE IN CASH	(1,794)	3,745

Cash, beginning of period	3,745	-

Cash, end of period	$1,951	$3,745

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $27,335 of revenues as of June 30, 2017, incurred a net loss of $6,305 and had negative cash flows from operation of $15,220. The Company has incurred losses since Inception (October 7, 2014) resulting in an accumulated deficit of $6,380 as of June 30, 2017. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $1,951 of cash as of June 30, 2017.

Prepaid Expenses and Advances

Prepaid Expenses and advances are recorded at fair market value. The Company had $310 in prepaid rent and $5,070 in prepaid marketing expense as of June 30, 2017 and $2,180 in prepaid advances for purchase of equipment at June 30, 2016.

Foreign Operations and Functional Currency

The Company conducts all its business in France. Although all operations are conducted in France, the functional currency is of the Company is the US dollar because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $4,771 in raw materials inventory as of June 30, 2017, which consists of cork stoppers, cork sheets, cork coasters and inks.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of our equipment is 3 to 5 years for TV and related equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

Note 4. LOAN FROM DIRECTOR

As of June 30, 2017, our sole director has loaned to the Company a total of $7,000. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,000 as of June 30, 2017 and $4,000 as of June 30, 2016.

Note 5. FIXED ASSETS

Equipment
Cost
As at June 30, 2016	$-
Additions	10,486
Disposals	-
As at June 30, 2017	$10,486

Accumulated depreciation
As at June 30, 2016	-
Depreciation expense for the year ended June 30, 2017	(936)

Net book value	$9,550

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

There were 2,528,900 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2017 and 2016.

 Note 7. COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year lease agreement for an office space, with a $310 monthly fee, from July 1, 2016 to July 1, 2017 and extent the lease term till May 31, 2018. For the year ended June 30, 2017, we have paid $3,720 for rent.

Note 8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

Jasmin Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

As of June 30, 2017 the Company had net operating loss carry forwards of approximately $6,380 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2017 was approximately $2,169. The net change in valuation allowance during the year ended June 30, 2017 was $2,143. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2017.  All tax years since inception remains open for examination by taxing authorities.

The components of deferred tax assets as of June 30, 2017 and June 30, 2016 are as follows:

	As of June 30, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(2,169)	$(26)
Valuation allowance	$2,169	$26
Net deferred tax assets	$-	$-

Based on expected federal tax rate of 34%, the components of income tax benefit for the year ended June 30, 2017 are as follows:

Year ended June 30, 2017
Computed "expected" tax expense (benefit)	$(2,143)
Change in valuation allowance	$2,143
Actual tax expense (benefit)	$-

  Note 9. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements

.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Our officer is appointed by the board of directors (the “Board”) to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board has no nominating, audit or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Jean-Paul Chavanaz, 33 Rue Theophile Lamy, Bourges 18000 France	63	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Jean-Paul Chavanaz has held the position of Director since October 7, 2014 and the positions of president, CEO, CFO, secretary, and treasurer since same time. The person named above is expected to hold his offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Jean-Paul Chavanaz, the President and Director of the Company, currently devotes up to 8 to 20 hours per week to Company matters. After receiving funding per our business plan, Mr. Chavanaz will continue to devote up 50% of his time (20 hours per week) to manage the affairs of the Company or more time if required.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Background Information about our officer and director

Jean-Paul Chavanaz

Jean-Paul Chavanaz is the President, CFO, Secretary, Treasurer and Member of the Board of Directors for Jasmin Corp. Mr. Chavanaz plans to use his connections and contacts from school, work and local production of design items from cork material in the area to market the products and website. Our sole officer and director, for the past five years, worked for furniture manufacturing company, L'atelier de LIK', in Burges, France as design engineer and fulfilled the following duties: researching and developing ideas for new products and production systems, used computer-aided design to create detailed designs and specifications. He also controlled and maintained the design standard of the products, providing design support at all stages of the design process, developed and maintained project plans using MS Project for allocated tasks. Mr. Chavanaz was involved in creating and planning new production processes and related. In addition to the above mentioned, our sole officer and director was primarily involved in design activities. He was creating the product itself then made a design for it, using specific software and drawing the item for the customer and manufacturing processes. In the same time, the activities of business organization also took a part of this job. He was organizing meetings with customers, presented them the design ideas and did the financial calculations of the future prices with all related delivery and material aspects. Mr. Chavanaz was always in communication with customers and worked with people where he achieved good experience and business skills. Based on the above mentioned, we believe that Jean-Paul Chavanaz has the needed skills, qualification and experience to serve as President, sole officer and director of Jasmin Corp.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 11. Executive Compensation

During the period from inception (October 7, 2014) to the period ended June 30, 2017, no compensation has been accrued by or paid to the following:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)(i)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jean-Paul Chavanaz, President	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

 (i) Any individual serving as Jasmin Corp.’s principal executive officer or acting in a similar capacity during the period (“PEO”), regardless of compensation level;

(ii) Currently, our sole officer and/or director is being compensated for his services during the development stage of our business operations, and is considered to be an employee of the Company.

We have not paid any salaries in 2015, 2016 and 2017, and we do not anticipate paying any salaries at any time in 2017. We will not begin paying salaries until we have adequate funds to do so.

Our sole officer and director is reimbursed for any out-of-pocket expenses he incurs on our behalf. In addition, in the future, we may approve payment of salary for our officer and director, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with our officer and do not intend to enter into any employment contracts until such time as it profitable to do so. The officer is not considered to be employees.

Compensation of Directors

Our sole officer and director has not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the period ended June 30, 2017, there were no other arrangements between us and our director that resulted in our making payments to our director for any services provided to us by him as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner	(1)Amount and Nature of Beneficial Ownership (2)	Percent of Class	(3)
Common	Jean-Paul Chavanaz 33 Rue Theophile Lamy, Bourges 18000 France	2,000,000	79%

(1) The persons named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2) Each shareholder owns his or her shares directly.

(3) Based on 2,000,000 shares issued to director as of June 30, 2017.

Item 13. Certain Relationships and Related Transactions

Security Ownership of Certain Beneficial Owners and Management

On April 18, 2016, 2,000,000 shares of Jasmin Corp.’s common stock were issued to Jean-Paul Chavanaz, an officer of the Company, at the price of $0.001 per share (a total of $2,000).

Shareholder loan

From inception of the Company (October 7, 2014) until June 30, 2017, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loans with a balance of $7,000. The Company plans to pay the loans back as cash flows become available.

Mr. Chavanaz is a founder and therefore may be considered a promoter, as that term is defined in Rule 405 of Regulation C.

Transactions with Related Persons

Our sole officer and director purchased the following shares:

On April 18, 2016, the company issued 2,000,000 shares of common stock to Jean-Paul Chavanaz at $0.001 per share for $2,000 cash.

From inception of the Company (October 7, 2014) through the period ended June 30, 2017, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2017, we incurred approximately $9,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2016, December 30, 2016, and March 31, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bourges, France on September 5, 2017

Jasmin Corp.

By:	/s/	Jean-Paul Chavanaz
	Name:	Jean-Paul Chavanaz
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)