Form 10-K/A
period 2017-06-30
Jasmin Corp.
filed 2018-03-28
CIK 1680237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-213425

JASMIN CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2590 (Primary Standard Industrial Classification Number)	30-08343441 (IRS Employer Identification Number)

1900 Avenue of the Stars,
Los Angeles, CA 90067
310.843.9300
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

As of March 26, 2018, the registrant had 2,528,900 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 26, 2018.

EXPLANATORY NOTE

Jasmin Corp. is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to its Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the Securities and Exchange Commission on September 5, 2017 (the "Original Filing") include the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which were inadvertently omitted from the Original Filing.  In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

ITEM 15. EXHIBITS AND REPORTS OF FORM 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2018	By:	/s/ Hengfei Yang
Hengfei Yang
Principal Executive Officer Principal Financial Officer Jamin Corp..