Form 10-Q
period 2017-09-30
Jasmin Corp.
filed 2018-05-31
CIK 1680237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File Number 333-213425

JASMIN CORP.
(Exact name of registrant as specified in it's charter)

Nevada	30-08343441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

310-843-9300
(Registrant's telephone number, including area code)

33 Rue Theophile Lamy, Bourges, 18000, France
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐ No

As of May 31, 2018 there were 2,528,900 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Jasmin Corp.
FINANCIAL STATEMENTS
CONTENTS

Balance Sheets – As of September 30, 2017 (unaudited) and June 30, 2017	4

Statements of Operations – For the Three September 30, 2017 and 2016 (unaudited)	5

Statements of Cash Flows – For the Three months ended September 30, 2017 and 2016 (unaudited)	6

Notes to Financial Statements (unaudited)	7-10

JASMIN CORP.
BALANCE SHEETS
As of September 30, 2017 and June 30, 2017

	September 30, 2017	June 30, 2017
ASSETS	(Unaudited)

ASSETS

Assets of discontinued operations	$-	$23,832

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$23,832

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Liabilities of discontinued operations	$-	$7,300

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	-	7,300

Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value,
75,000,000 shares authorized,
2,528,900 shares issued and outstanding, respectively	2,529	2,529
Additional paid-in capital (deficiency)	9,757	20,383
Accumulated deficit	(12,286)	(6,380)

TOTAL STOCKHOLDERS' DEFICIT	-	16,531

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$23,832

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
STATEMENTS OF OPERATIONS
For the Three Months ended September 30, 2017 and 2016
(unaudited)

	Three months ended September 30, 2017	Three months ended, September 30, 2016
Loss from discontinued operations	$(5,906)	$(3,216)

Loss before income taxes	(5,906)	(3,216)

Income tax expense	-	-

NET LOSS	$(5,906)	$(3,216)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,528,900	2,000,000

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
STATEMENTS OF CASH FLOWS
For the Three Months ended September 30, 2017 and 2016
(unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,906)	$(3,216)
Adjustments to reconcile net loss:
Loss from discontinued operations	5,906	-
Changes in assets and liabilities - discontinued	-	52

NET CASH USED IN OPERATING ACTIVITIES	-	(3,164)

CASHFLOW FROM INVESTING ACTIVITIES
Net cash used in discontinued investing activity	-	(2,741)

NET CASHFLOWS USED IN INVESTING ACTIVITIES	-	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) discontinued financing activity	(1,951)	3,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,951)	3,000

NET DECREASE IN CASH	(1,951)	(2,905)

CASH, BEGINNING OF PERIOD	1,951	3,745

CASH, END OF PERIOD	$-	$840

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Jasmin Corp. ("the Company", "we", "us" or "our") was incorporated in the State of Nevada on October 7, 2014. Jasmin is an e-commerce early stage company that intends to establish itself as a designing industry of home and space decorations made from cork materials in France, Europe. The new management of the Company is abandoning its existing business and is in the process of evaluating other business opportunities.

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 2,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company's assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well.  As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 105-20.

On September 11, 2017 Mr. Dan Xu was appointed as Chief Executive Officer, Chief Financial Officer and sole Director and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2017 included in the Company's 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2017, there were no common stock equivalents outstanding.

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company estimates the fair value of each stock-based compensation award at the grant date by using Black-Scholes Option Pricing Model. The fair value determined represents the cost of the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as additional paid in capital.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has incurred operating losses of $12,286 since inception.  As at September 30, 2017, the Company has a working capital deficit of $0.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DISCOUNTINUED OPERATIONS

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 2,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company's assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well.  As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 205-20. The total loss on transition of assets and liabilities during the three months ended September 30, 2017 was $16,532 of which $5,906 was recorded as general and administrative expenses and $10,626 was recorded as a reduction to additional paid in capital.

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Results of discontinued operations as of September 30, 2017 and 2016 are as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016

REVENUES	$-	$4,850
Cost of Goods Sold	-	960
Gross Profit	-	3,890

OPERATING EXPENSES
General and Administrative Expenses	5,906	7,106
TOTAL OPERATING EXPENSES	5,906	7,106

NET LOSS FROM OPERATIONS	(5,906)	(3,216)

PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	$(5,906)	$(3,216)

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Cash Flow from discontinued operations as of September 30, 2017 and 2016 is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,906)	$(3,216)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	5,906	-
Decrease in prepaid expenses	-	940
Increase in inventory	-	(979)
Accumulated depreciation	-	91
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	(3,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(2,741)
NET CASH (USED IN) PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan – related party	(1,951)	3,000
NET CASH (USED IN) PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	(1,951)	3,000

NET DECREASE IN CASH	(1,951)	(2,905)

Cash, beginning of period	1,951	3,745

Cash, end of period	$-	$840

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

There were 2,528,900 and 2,000,000 shares of common stock issued and outstanding as of September 30, 2017 and June 30, 2017 respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ending September 30, 2017.  You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2017 and the notes to the financial statements included in this report on Form 10-Q.  You should understand that we are no longer in the distribution of cork products.  Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Executive Overview

The Company was incorporated in the state of Nevada on October 7, 2014. From inceptions (October 7, 2014) until September 8, 2017, Jasmin Corp., was in the business of the production and distribution of cork products.

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 2,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company's assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well.  As a result of this strategic shift all historical results of the Company should be classified as discontinued operations in accordance with ASC 105-20.

On September 11, 2017 Mr. Dan Xu was appointed its Chief Executive Officer, Chief Financial Officer and sole Director and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

The information presented below with regard to the quarter ended September 30, 2017 should be read as historic information on the Company. As a result of decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues, and expenses of $5,906 consisting of professional fees for the three months ended September 30, 2017. In the three months ended September 30, 2016, we had gross revenues of $4,850, cost of sales of $960, operating expenses of $7,106, and a net loss of $3,216. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our decrease in revenues and liabilities to $0 at September 30, 2017 reflects the Company's decision to discontinue its operations as of September 8, 2017.  We will, in all likelihood, sustain operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Capital Resources and Liquidity

As of September 30, 2017 we had no assets and we had no liabilities; we had an accumulated deficit of $12,286.  As of June 30, 2017 we had $23,832 in total assets of discontinued operations and $7,300 in total liabilities of discontinued operations and accumulated deficit of $6,380.  As part of the transition and the discontinuation of operations all the Company's assets and liabilities as of September 30, 2017 were retained by the former majority shareholder and the liabilities.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•
 Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**   Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jasmin Corp.
(Registrant)

Date: May 31, 2018	By:/s/ Dan Xu
Dan Xu
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer