Form 10-Q
period 2017-12-31
Jasmin Corp.
filed 2018-09-26
CIK 1680237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of September 26, 2018, there were 2,528,900 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Jasmin Corp.
FINANCIAL STATEMENTS
CONTENTS

Balance Sheets – As of December 31, 2017 (unaudited) and June 30, 2017	4

Statements of Operations – For the Three and Six months ended December 31, 2017 and 2016 (unaudited)	5

Statements of Cash Flows – For the Six months ended December 31, 2017 and 2016 (unaudited)	6

Notes to Financial Statements (unaudited)	7-10

JASMIN CORP.
BALANCE SHEETS

	December 31, 2017	June 30, 2017
ASSETS	(Unaudited)

ASSETS
Current Assets
Cash	$-	$-
Assets of discontinued operations	-	23,832

TOTAL CURRENT ASSETS	-	23,832

TOTAL ASSETS	$-	$23,832

LIABILITIES AND STOCKHOLDERS' EQUTY/(DEFICIT)

CURRENT LIABILITIES

Accounts payable	$775	$-
Liabilities of discontinued operations	-	7,300

TOTAL CURRENT LIABILITIES	775	7,300

TOTAL LIABILITIES	775	7,300

Commitments and Contingencies
STOCKHOLDERS' EQUITY/(DEFICIT)
Common stock, $0.001 par value,
75,000,000 shares authorized,
2,528,900 shares issued and outstanding, respectively	2,529	2,529
Additional paid-in capital (deficiency)	9,757	20,383
Accumulated deficit	(13,061)	(6,380)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(775)	16,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$23,832

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
STATEMENTS OF OPERATIONS
For the Three and Six Months ended December 31, 2017 and 2016
(unaudited)

	Three months ended December 31, 2017	Three months ended December 31, 2016	Six months ended December 31, 2017	Six months ended December 31, 2016

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	775	-	775	-
Loss from discontinued operations	-	-	-	-

Loss before income taxes	(775)	-	(775)	-

Income tax expenses	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(775)	-	(775)	-
LOSS FROM DISCOUNTINUED OPERATIONS	-	(1,185)	(5,906)	(4,402)

NET LOSS	$(775)	$(1,185)	$(6,681)	$(4,402)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

LOSS PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,528,900	2,000,000	2,528,900	2,000,000

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
STATEMENTS OF CASH FLOWS
For the Six Months ended December 31, 2017 and 2016
(unaudited)

	Six months ended December 31, 2017	Six months ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(775)	$-
Adjustments to reconcile net loss:
Accounts payable	775	-
Net cash used in operating activities – continuing operations	-	-
Net cash used in operating activities – discontinued operations	-	(3,094)

NET CASH USED IN OPERATING ACTIVITIES	-	(3,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in discontinued investing activity	-	(2,741)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activity- discontinued operations	(1,951)	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,951)	3,000

NET DECREASE IN CASH	(1,951)	(2,835)

CASH, BEGINNING OF PERIOD	1,951	3,745

CASH, END OF PERIOD	$-	$910

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Jasmin Corp. ("the Company", "we", "us" or "our") was incorporated in the State of Nevada on October 7, 2014. Jasmin was an e-commerce early stage company that intends to establish itself as a designing industry of home and space decorations made from cork materials in France, Europe. The new management of the Company is abandoning its existing business and is in the process of evaluating other business opportunities.

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

On September 11, 2017 Mr. Dan Xu was appointed as Chief Executive Officer, Chief Financial Officer and sole Director and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2017 included in the Company's 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2017, and 2016, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has incurred operating losses of $13,061 since inception.  As at December 31, 2017, the Company has a working capital deficit of $775.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DISCOUNTINUED OPERATIONS

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 2,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company's assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well.  As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 205-20. The total loss on transition of assets and liabilities during the six months ended December 31, 2017 was $16,532 of which $5,906 was recorded as general and administrative expenses and $10,626 was recorded as a reduction to additional paid in capital

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Results of discontinued operations for the six months ended December 31, 2017 and 2016 are as follows:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Six months ended December 31, 2017	Six months ended December 31, 2016

Revenues	$-	$2,500	$-	$7,350
Cost of Goods Sold	-	1,149	-	1,149
Gross Profit	-	2,312	-	6,201

General and Administrative Expenses	-	3,497	5,906	10,603

Loss before income taxes	-	(1,185)	(5,906)	(10,603)

Income tax expenses	-	-	-	-

LOSS FROM OPERATIONS	$-	$-	$(5,906)	$(4,402)

JASMIN CORP.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Cash Flow from discontinued operations for the six months ended December 31, 2017 and 2016 is as follows;

	Six months ended December 31, 2017	Six months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,906)	$(4,402)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	5,906	-
Accounts payable	-	-
Decrease in prepaid expenses	-	1,870
Increase in inventory	-	(790)
Accumulated depreciation	-	228
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	(3,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(2,741)
NET CASH (USED IN) PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan – related party	(1,951)	3,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,951)	3,000

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	$-	$(2,835)

NOTE 4 – EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

There were 2,528,900 shares of common stock issued and outstanding as of December 31, 2017 and June 30, 2017 respectively.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the period on February 28, 2018 and on March 9, 2018 the Company received a total of $19,000 in shareholder loans.  The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the six months ending December 31, 2017.  You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2017 and the notes to the financial statements included in this report on Form 10-Q.  You should understand that we are no longer in the distribution of cork products.  Thus, our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

On September 11, 2017 Mr. Dan Xu was appointed its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

The information presented below with regard to the quarter ended December 31, 2017 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues, and $775 in expenses consisting of transfer agent fees for the three months ended December 31, 2017. In the three months ended December 31, 2016, we had gross revenues of $2,500, cost of sales of $188, operating expenses of $3,497, and a net loss of $1,185. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our decrease in revenues and operating expenses for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, reflects the Company's decision to discontinue its operations as of September 8, 2017.  We will, in all likelihood, incur operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our officers and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

We had no revenues, and $6,681 in operating expenses for the six months ended December 31, 2017. In the six months ended December 31, 2016, we had gross revenues of $7,350, cost of sales of $1,149, operating expenses of $10,603, and a net loss of $4,402. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our decrease in revenues and operating expenses for the six months ended December 31, 2017 reflects the Company's decision to discontinue its operations as of September 8, 2017.  We will, in all likelihood, incur operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Capital Resources and Liquidity

As of December 31, 2017, we had no assets and we had $775 in liabilities; we had an accumulated deficit of $13,061.  As of June 30, 2017, we had $23,832 in total assets of discontinued operations and $7,300 in total liabilities of discontinued operations and accumulated deficit of $6,380.  As part of the transition and the discontinuation of operations all the Company's assets and liabilities as of December 31, 2017 were retained by the former majority shareholder.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Resources and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

The material weaknesses in our disclosure control procedures are as follows:

1.    Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Effective July 23, 2018 the Company changed transfer agents to VStock Transfer, LLC., Woodmere, NY 11598

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

Jasmin Corp.
(Registrant)

Date: September 26, 2018	By:/s/ Dan Xu
Dan Xu
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer