Form 10-K
period 2018-06-30
Jasmin Corp.
filed 2018-12-07
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2018 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to _________

Commission File No. 333-213425

JASMIN CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-08343441z
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA 90067 (Address of principal executive offices, Zip Code) (310) 843-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes        ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of December 7, 2018, the Company has 12,644,500 shares of common stock issued and outstanding.

JASMIN CORP.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Jasmin Corp.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

 The Company was incorporated in the state of Nevada on October 7, 2014. From inceptions (October 7, 2014) until September 8, 2017, Jasmin Corp., was in the business of the production and distribution of cork products.

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company should be classified as discontinued operations in accordance with ASC 105-20.

On September 11, 2017 Xu Dam was appointed its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Company, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September _27, 2018, Zhanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

On September 27, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Company”) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

In addition, on September 27, 2018 the Board of directors and the majority of its shareholders of Jasmin Corp., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

The information presented below with regard to the year ended June 30, 2018 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, limited capital resources, and no operations other than the search for new business opportunities.

Corporate History

The Company was incorporated by its former President and sole director in the State of Nevada on October 7, 2014 and established a June 30 fiscal year end.

 Recent Developments

Capital Stock

 Subsequent to the year ending June 30, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Company”) on September 27, 2018 approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of June 30, 2018 and June 30, 2017 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to any products.

Employees

As of June 30, 2018, other than its President, Ms. Xu Dan and its Secretary Mr. Richard Rapport, the Company has no other employees.

On September27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September 27, 2018, Wang Zhanfang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long- term lease or rental agreements for property.

 ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company. Our address for service of process in Nevada is 701 S. Carson Street, Suite 200, Carson City, Nevada 89701.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2018, the Company had 32 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is JSMM. The Company has not paid cash dividends and has no outstanding options.

On September 27, 2018 the Board of directors and the majority of its shareholders of Jasmin Corp., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

 ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

 As a result of the Company’s decision to discontinue operations in the producing and distribution of cork products, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

 Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion by our auditor could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended June 30, 2018 compared to Year Ended June 30, 2017

 We had no revenues, and $18,746 in expenses consisting of professional fees of 13,731; $5,000 in consulting expenses; and $15 in bank service charges for the year ended June 30, 2018. In the year ended June 30, 2017, we had gross revenues of $27,335, cost of sales of $3,375, operating expenses of $30,265, and a net loss of $1,850. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our decrease in revenues from $27,335 to $0 for the year ended June 30, 2018 compared to the prior year ended June 30, 2017 reflects the Company's decision to discontinue its operations as of September 8, 2017.  We will, in all likelihood, incur operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our sole officer and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease operations (the Company is a shell with no current business plan).

As of June 30, 2018, we had currents assets of $13,985 and we had $26,825 in current liabilities; we had an accumulated deficit of $25,126.  As of June 30, 2017, we had $23,832 in total assets of discontinued operations and $7,300 in total liabilities of discontinued operations and accumulated deficit of $6,380.  As part of the transition and the discontinuation of operations all the Company's assets and liabilities as of June 30, 2018 were retained by the former majority shareholder.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its operation and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all their investment.

Off Balance Sheet Arrangements

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal year ended June 30, 2018 and June 30, 2017, begins on page F-1 of this Annual Report on Form 10-K.

JASMIN CORP.

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jasmin Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jasmin Corp. (the Company) as of June 30, 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and has insufficient funds to fully implement its proposed business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

We have served as the Company’s auditor since 2018

Salt Lake City, Utah

December 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jasmin Corp.

1900 Avenue of the Stars

Los Angeles, CA

We have audited the accompanying balance sheet of Jasmin Corp. as of June 30, 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasmin Corp. as of June 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

August 23, 2017

JASMIN CORP.

BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS
CURRENT ASSETS
Cash	$13,985	$-
Assets of discontinued operations	-	23,832
TOTAL CURRENT ASSETS	13,985	23,832

TOTAL ASSETS	$13,985	$23,832

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,825	$-
Related parties - loans	19,000	-
Liabilities of discontinued operations	-	7,300
TOTAL CURRENT LIABILITIES	$26,825	$7,300

COMMITMENT AND CONTINGENCIES

STOCKHOLDER EQUITY/ (DEFICIT)
Common stock - $0.001 par value, 200,000,000 shares authorized; 12,644,500 issued and outstanding respectively	$12,645	$12,645
Additional paid-in capital	(359)	10,267
Accumulated deficit	(25,126)	(6,380)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(12,840)	16,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$13,985	$23,832

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2018	Year ended June 30, 2017

Revenues	$-	$-
Cost of Goods Sold
Gross Profit	-	-

General and Administrative Expenses	12,840	-
Loss from discontinued operations	-	-

Loss before income taxes	(12,840)	-

Income tax expenses	-	-

LOSS FROM CONTINUING OPERATIONS	(12,840)	-
LOSS FROM DISCOUNTINUED OPERATIONS	(5,906)	(6,305)

NET LOSS	$(18,746)	$(6,305)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

LOSS PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	10,792,090

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2018 and 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2016	10,000,000	$10,000	$(8,000)	$(75)	$1,925

Shares issued for cash	2,644,500	2,645	18,267	-	20,912

Net loss for the year ended June 30, 2017	-	-	-	(6,305)	(6,305)

Balance, June 30, 2017	12,644,500	12,645	10,267	(6,380)	16,532

Reduction of Capital	-	-	(10,626)	-	(10,626)

Net loss for the year ended June 30, 2018	-	-	-	(18,746)	(18,746)

Balance, June 30, 2018	12,644,500	$12,645	$(359)	$(25,126)	$(12,840)

The accompanying notes are an integral part of these financial statements.

JASMIN CORP.

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2018	Year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(12,840)	$-
Adjustments to reconcile net loss:
Accounts payable	7,825	-
Net cash used in operating activities – continuing operations	(5,015)	-
Net cash used in operating activities – discontinued operations	-	(15,220)

NET CASH USED IN OPERATING ACTIVITIES	(5,015)	(15,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in discontinued investing activity	-	(10,486)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,046)

CASH FLOWS FROM FINACING ACTIVITIES
Proceeds from sales of common stock	-	20,912
Proceeds from related parties	19,000	-
Net cash provided by (used in) financing activity- continuing operations	19,000	20,912
Net cash provided by (used in) financing activity- discontinued operations	(1,951)	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,049	23,912

NET INCREASE IN CASH	12,034	(1,794)

CASH, BEGINNING OF PERIOD	1,951	3,745

CASH, END OF PERIOD	$13,985	$1,951

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

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

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 105-20.

On September 11, 2017 Xu Dan was appointed as Chief Executive Officer, Chief Financial Officer and sole Director and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Jean-Paul Chavanaz submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective September 11, 2017, and submitted his resignation as a member of the Board.

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Registrant, which resignation was effective immediately. On September _27, 2018, Zhanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

On September 27, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Registrant) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Registrant's outstanding shares of common stock. The forward split will be effective as of the close of business on the date of filing the amendment with the Nevada Secretary of State. In addition, the Company is requesting a name change from Jasmin Corp. to China King Spirits Group Ltd. The Company is pursuing the name change in order more accurately reflect the current management and distant itself from its previous operations.

JASMIN CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is June 30.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2018, and 2017, there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncementsxc

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

JASMIN CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has incurred operating losses of $25,126 since inception. As at June 30, 2018, the Company has a working capital deficit of $12,840. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DISCOUNTINUED OPERATIONS

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 205-20. The total loss on transition of assets and liabilities during the year ended June 30, 2018 was $16,532 of which $5,906 was recorded as general and administrative expenses and $10,626 was recorded as a reduction to additional paid in capital

Results of discontinued operations for the years ended June 30, 2018 and 2017 are as follows:

	Year ended June 30, 2018	Year ended June 30, 2017

Revenues	$-	$27,335
Cost of Goods Sold	-	3,375
Gross Profit	-	23,960

General and Administrative Expenses	5,906	30,265

Loss before income taxes	(5,906)	(30,265)

Income tax expenses	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(5,906)	$(6,305)

JASMIN CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Cash Flow from discontinued operations for the years ended June 30, 2018 and 2017 is as follows;

	Year ended June 30, 2018	Year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(5,906)	$(6,305)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	5,906	-
Depreciation expenses	-	936
CHANGES IN OPERATING ASSETS AND LIABILITIES
Decrease in prepaid expenses	-	(5,380)
Increase in inventory	-	(4,771)
Accounts payable	-	300
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	(15,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(10,486)
NET CASH (USED IN) PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	(10,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,912
Loan – related party	(1,951)	3,000
NET CASH (USED IN) PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	(1,951	23,912

NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	$(1,951)	$(1,794)

NOTE 4 – EQUITY

On April 18, 2016, the Company issued 10,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.0002 per share.

During January 2017 the Company issued 82,500 shares of common stock for cash proceeds of $643 at $0.0078 per share.

JASMIN CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued)

During February 2017 the Company issued 555,750 shares of common stock for cash proceeds of $4,341 at $0.0078 per share.

During March 2017 the Company issued 1,450,000 shares of common stock for cash proceeds of $11,543 at $0.0079 per share.

During April 2017 the Company issued 556,250 shares of common stock for cash proceeds of $4,385 at $0.0078 per share.

Subsequent to the year ending June 30, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Company”) on September 27, 2018 approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of June 30, 2018 and June 30, 2017 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 5 – RELATED PARTIES

On February 28, 2018 and on March 9, 2018 the Company received a total of $19,000 in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

The significant components of deferred income tax assets at June 30, 2018, and 2017 are as follows:

	June 30, 2018	June 30, 2017

Net operating loss carry-forward	$(5,276)	$(1,340)
Less: valuation allowance	5,276	1,340

Net deferred income tax asset	$-	$-

JASMIN CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective July 1, 2018 for the Company. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $6,834 and a corresponding reduction in the valuation allowance.

 As of June 30, 2018, and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended June 30, 2018 and June 30, 2017 and no interest or penalties have been accrued as of June 30, 2018 and 2017. As of June 30, 2018, and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017

Net Operating Loss	$(18,746)	$(6,3005)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(3,937)	(1,324)
Change in valuation allowance	3,937	1,324

Provision for income taxes	$–	$-

NOTE 7 – SUBSEQUENT EVENTS

On September 27, 2018 the Board of directors and the majority of its shareholders of Jasmin Corp., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2018 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2018.

ITEM 9B. OTHER INFORMATION

None

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Zhanfang Wang*	54	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

 *On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Company, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September 27, 2018, Zhanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

Business Experience

Zhanfang Wang was born in August 1964 in Xian County of Hebei Province. Between 1991 and 1994, Mr. Wang served as manager of Xian County Grain and Oil Negotiation Company. In 1996 he serviced as deputy director of Xian County Food Bureau and was promoted in 1998 to its Director. In April 2002 Mr. Wang became the Chairman and president of China Spirit Group and remains its Chairman and president.

Director Independence

Our board of directors is currently composed of one member, Zhanfang Wang, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Wang or other business interests and his involvement with Jasmin Corp.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Jasmin Corp. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhanfang Wang, CEO, CFO, President and Secretary	2018	-	-	-	-	-	-

Xu Dan – former CEO, CFO and President	2018	-	-	-	-	-	-

Xu Dan – former CEO, CFO and President	2017	-	-	-	-	-	-

Richard Rapport , former Secretary	2018	-	-	-	-	-	-

Richard Rapport, former Secretary	2017	-	-	-	-	-	-

Jean Paul Chavanaz former CEO, CFO, President & Secretary	2017	-	-	-	-	-	-

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Registrant, which resignation was effective immediately. On September 27, 2018, Zhanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

On September 11, 2017 Mr. Chavanaz resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board, on September 11, 2017, Dan Xu was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 and 2017. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended June 30, 2018 and 2017 for Jasmin Corp.

Employment Contracts

At this time, Jasmin Corp. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Jasmin Corp. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through June 30, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Paul Chavanaz – former director	0	0	0	0	0	0	0

Xu Dan – former director	0	0	0	0	0	0	0

Zhanfang Wang – current director	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of June 30, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 30, 2018 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Controlling Shareholders	No. of Shares	% of Class
Century Acquisitions LLC (formerly WP Acquisition Company, LLC)	5,750,000	45.47%

Controlling shareholder Richard Rapport – former secretary of Company 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067

Xu Dan 27A Building 7 Huangling Century Garden 3004 Yitian Road Fultian District, Shenzhen, Buangdon Province, China	3,500,000	27.68%

All controlling shareholders as a group	9,250,000	73.157%

__________

(1)	Based on 12,644,500 shares of common stock issued and outstanding as of June 30, 2018.

On September 27, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Company”) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 28, 2018 and on March 9, 2018 the Company received a total of $19,000 in shareholder loans. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended June 30, 2018, audit and related fees were $4,800. For the year ended June 30, 2017, audit fees were $9,200. The audit fees were paid to Haynie & Company and Pritchett, Siler & Hardy, P.C.

	The year ended June 30, 2018	The year ended June 30, 2017
Audit fees	$1,500	$9,200
Audit related fees	3,300	-
Tax fees	-	-
Other fees	-	-
Total Fees	$4,800	$9,200

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jasmin Corp.

Dated: December 7, 2018	By:	/s/ Zhanfang Wang
Zhanfang Wang
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Zhanfang Wang	December 7, 2018
Zhanfang Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

