Form 10-Q
period 2018-09-30
Jasmin Corp.
filed 2018-12-18
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File Number 333-213425

JASMIN CORP.

(Exact name of registrant as specified in it’s charter)

Nevada	30-08343441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA 90067

(Address of principal executive offices)(Zip Code)

310-843-9300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (_)yes (X)No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act. Large accelerated filer (_) Accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller reporting company) Smaller reporting company (X) Emerging growth company (_)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.(_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (X)Yes (_) No

As of December 18, 2018, there were 12,644,500 shares of common stock issued and outstanding.

2

RT I—FINANCIAL INFORMATION

Jasmin Corp.

FINANCIAL STATEMENTS

CONTENTS

Condensed Balance Sheets – As of September 30, 2018 (unaudited) and June 30, 2018	4

Condensed Statements of Operations – For the Three months ended September 30, 2018 and 2017 (unaudited)	5

Condensed Statements of Cash Flows – For the Three-months ended September 30, 2018 and 2017 (unaudited)	6

Condensed Notes to Financial Statements (unaudited)	7-10

JASMIN CORP.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
ASSETS	(Unaudited)

ASSETS
Current Assets
Cash	$3,259	$13,985

TOTAL CURRENT ASSETS	3,259	13,985

TOTAL ASSETS	$3,259	$13,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$6,460	$7,825
Related parties – loans	19,000	19,000

TOTAL CURRENT LIABILITIES	25,460	26,825

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500
issued and outstanding, respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(34,487)	(25,126)

TOTAL STOCKHOLDERS’ DEFICIT	(22,201)	(12,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,259	$13,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

JASMIN CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and Administrative Expenses	9,361	-

Loss before income taxes	(9,361)	-

Income tax expenses	-	-

Loss from Continuing Operations	(9,361)	-

Loss from Discontinued Operations	-	(5,906)

NET INCOME (LOSS)	$(9,361)	$(5,906)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

JASMIN CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,361)	$-
Adjustments to reconcile net loss:
Accounts payable	(1,365)	-
Net cash used in operating activities – continuing operations	(10,726)	-
Net cash used in operating activities – discontinued operations	-	-

NET CASH USED IN OPERATING ACTIVITIES	(10,726)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	-	-
Net cash provided by (used in) financing activity- continuing operations	-	-
Net cash provided by (used in) financing activity- discontinued operations	-	(1,951)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(1,951)

NET DECREASE IN CASH	(10,726)	(1,951)

CASH, BEGINNING OF PERIOD	13,985	1,951

CASH, END OF PERIOD	$3,259	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

JASMIN CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

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

On September 8, 2017 Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 105-20.

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

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

JASMIN CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2018, and 2017, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $34,487 since inception. As at September 30, 2018, the Company has a working capital deficit of $22,201. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DISCONTINUED OPERATIONS

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 (2,000,000 pre split) shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 205-20. The total loss on transition of assets and liabilities during the three months ended September 30, 2017 was $16,532 of which $5,906 was recorded as general and administrative expenses and $10,626 was recorded as a reduction to additional paid in capital.

JASMIN CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (cont’d)

Results of discontinued operations as of September 30, 2018 and 2017 are as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017

REVENUES	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	-	5,906
TOTAL OPERATING EXPENSES	-	5,906

NET LOSS FROM OPERATIONS	-	(5,906)

PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(5,906)

Cash Flow from discontinued operations as of September 30, 2018 and 2017 is as follows;

	Three months ended September 30, 2018	Three months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$-	$(5,906)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	-	5,906
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan – related party	-	(1,951)
NET CASH (USED IN) PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	(1,951)

NET DECREASE IN CASH	-	(1,951)

Cash, beginning of period	-	1,951

Cash, end of period	$-	$-

JASMIN CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – EQUITY

On September 27, 2018 the Board of Directors and shareholders of Jasmin Corp. (the "Company”) approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of September 30, 2018 and June 30, 2018 respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the period in October 2018 the Company received $12,000 in shareholder loans from WP Acquisition. The amount due to related party is unsecured and non-interest-bearing with no set repayment terms. The Company has evaluated subsequent events through the date the financial statements were issued for disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three months ending September 30, 2018. You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2018 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the distribution of cork products. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

On September 8, 2017 Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company should be classified as discontinued operations in accordance with ASC 105-20.

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

In addition, on September 27, 2018 the Board of directors and the majority of its shareholders of Jasmin Corp. approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

The information presented below with regard to the quarter ended September 30, 2018 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues and $9,361 in expenses consisting of transfer agent fees of $843; consulting services of $3,000; audit and accounting fees of $3,000; filing fees of $2,440 and bank service charges of $78 for the three months ended September 30, 2018. In the three months ended September 30, 2017, we had no revenues and expenses of $5,906 consisting of professional fees.

Our increases in expenses to $9,361 for the three months ended September 30, 2018 compared to the expenses for three months ended September 30, 2017 of $5,906, reflects primarily the increase in transfer agent expenses. We will, in all likelihood, incur operating expenses without corresponding revenues, as we return the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our shareholders to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

Capital Resources and Liquidity

As of September 30, 2018, we had assets of $3,259 and we had $25,460 in liabilities; we had an accumulated deficit of $34,487. As of June 30, 2018, we had $13,985 in total assets and $26,825 in total liabilities and accumulated deficit of $25,126. As of September 30, 2018, the Company owed $19,000 (June 30, 2018; $19,000) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Jasmin Corp.
(Registrant)

Date: December 18, 2018	By:/s/ Zanfang Wang
Zanfang Wang
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

