Form 10-Q
period 2019-03-31
China King Spirit Group Ltd.
filed 2022-06-27
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 333-213425

CHINA KING SPIRIT GROUP LTD.
(Exact name of registrant as specified in it’s charter)

Nevada	30-08343441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B20, Shenyang International Software Park, Baithahe Street, Hunnan New District, Shenyang City, Liaoning Province, China

(Address of principal executive offices)(Zip Code)

011-400-968-8829

(Registrant’s telephone number, including area code)

Jasmin Corp.

1900 Avenue of the Stars, Los Angeles, CA 90067

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of June 24, 2022, there were 12,644,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

China King Spirit Group Ltd.

(FKA Jasmin Corp)

FINANCIAL STATEMENTS

CHINA KING SPIRIT GROUP LTD.

(FKA Jasmin Corp.)

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
ASSETS	(Unaudited)

ASSETS
Current Assets
Cash	$-	$13,985

TOTAL CURRENT ASSETS	-	13,985

TOTAL ASSETS	$-	$13,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$297	$7,825
Related parties – loans	48,829	19,000

TOTAL CURRENT LIABILITIES	49,126	26,825

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500
issued and outstanding, respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(61,412)	(25,126)

TOTAL STOCKHOLDERS’ DEFICIT	(49,126)	(12,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$13,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

(FKA Jasmin Corp.)

CONDENSED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018	Nine months ended March 31, 2019	Nine months ended March 31, 2018

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	3,887	2,465	36,286	3,240

Loss before income taxes	(3,887)	(2,465)	(36,286)	(3,240)

Income tax expenses	-	-	-	-

Loss from Continuing Operations	(3,887)	(2,465)	(36,286)	(3,240)

Loss from Discontinued Operations	-	-	-	(5,906)

NET INCOME (LOSS)	$(3,887)	$(2,465)	$(36,286)	$(9,146)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500	12,644,500	12,644,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine months Ended March 31, 2019 and 2018

(unaudited)

	Common Stock			Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	12,645,500	$12,645	$(359)	$(25,126)	$(12,840)

Net loss	-	-	-	(9,361)	(9,361)

Balance, September 30, 2018	12,645,500	12,645	(359)	(34,487)	(22,201)

Net loss	-	-	-	(23,038)	(23,038)

Balance, December 31, 2018	12,645,500	12,645	(359)	(57,525)	(45,239)

Net loss	-	-	-	(3,887)	(3,887)

Balance, March 31, 2019	12,645,500	$12,645	$(359)	$(61,412)	$(49,126)

	Common Stock			Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2017	12,645,500	$12,645	$(359)	$(6,380)	$5,906

Net loss	-	-	-	(5,906)	(5,906)

Balance, September 30, 2017	12,645,500	12,645	(359)	(12,286)	-

Net loss	-	-	-	(775)	(775)

Balance, December 31, 2017	12,645,500	12,645	(359)	(13,061)	(775)

Net Loss	-	-	-	(2,465)	(2,465)

Balance, March 31, 2018	12,645,500	$12,645	$(359)	$(15,526)	$(3,240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

(FKA Jasmin Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine months ended March 31, 2019	Nine months ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,286)	$(3,240)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	(7,528)	1,225
Net cash used in operating activities – continuing operations	(43,814)	-
Net cash used in operating activities – discontinued operations	-	(2,105)

NET CASH USED IN OPERATING ACTIVITIES	(43,814)	(2,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	29,829	19,000
Net cash provided by (used in) financing activity- continuing operations	29,829	19,000
Net cash provided by (used in) financing activity- discontinued operations	-	(1,951)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,829	17,049

NET DECREASE IN CASH	(13,985)	15,034

CASH, BEGINNING OF PERIOD	13,985	1,951

CASH, END OF PERIOD	$-	$16,985

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2019, and 2018, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $61,412 since inception. As at March 31, 2019, the Company has a working capital deficit of $49,126. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Results of discontinued operations as of March 31, 2019 and 2018 are as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018	Nine months ended March 31, 2019	Nine months ended March 31, 2018

REVENUES	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	-	-	-	5,906
TOTAL OPERATING EXPENSES	-	-	-	5,906

NET LOSS FROM OPERATIONS	-	-	-	(5,906)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	$-	$-	$-	$(5,906)

CHINA KING SPIRIT GROUP LTD.

(FKA Jasmin Corp.)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Cash Flow from discontinued operations as of March 31, 2019 and 2018 is as follows;

	Nine months ended March 31, 2019	Nine months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$-	$(5,906)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	-	5,906
Decrease in prepaid expenses	-	-
Increase in inventory	-	-
Accumulated depreciation	-	-
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	-
NET CASH (USED IN) PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan – related party	-	(1,951)
NET CASH (USED IN) PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	(1,951)

NET DECREASE IN CASH	-	(1,951)

Cash, beginning of period	-	1,951

Cash, end of period	$-	$-

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

NOTE 5 – RELATED PARTIES

During the period the Company received a total of $29,829 in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder. Total amount owing in shareholder loans as of March 31, 2019 is $38,829. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three and NINE months ending March 31, 2019. You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2018 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the distribution of cork products. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

Executive Overview

The Company was incorporated in the state of Nevada on October 7, 2014. From inceptions (October 7, 2014) until September 8, 2017, Jasmin Corp., now known as China King Spirit Group Ltd.was in the business of the production and distribution of cork products.

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

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (FKA Jasmin Corp). (the "Company”) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

In addition, on September 27, 2018 China King Spirit Group Ltd. (FKA Jasmin Corp.) (the “Registrant”) filed a Certificate of Amendment to Articles of Incorporation effecting (i) a 5-for-1 forward stock split of the Registrant’s common stock, (ii) an increase in the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and (iii) changing its name from Jasmin Corp. to China King Spirit Group Ltd., which Certificate of Amendment was approved by the Nevada Secretary of State on December 20, 2018. The Registrant notified the Financial Industry Regulatory Authority (“FINRA”) pursuant to a corporate action request to approve the change of its listing name to China King Spirit Group Ltd. On December 20, 2018, FINRA notified the Registrant that it had approved the aforementioned forward stock split, increase in authorized number of shares and name change, announced on their daily list on December 21, 2018 that the market effective date will be December 24, 2018.

The information presented below with regard to the periods ended March 31, 2019 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues, and $3,887 in operating expenses consisting of $1,001 write-off fees; and $2,886 in transfer agent expenses; for the three months ended March 31, 2019. In the three months ended March 31, 2018, we had no revenues and $2,465 in expenses consisting of $2,000 in consulting fees; $450 transfer agent fees; and $15 in bank service charges.

Our increase in expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, reflects the Company’s decision to discontinue its operations as of September 8, 2017 and the costs to bring the Company in compliance with its filing obligations with the SEC and its search for a new operating business. We will, in all likelihood, incur operating expenses without corresponding revenues, as we have returned the Company to current in its reporting obligations and as we commence the search for a business combination with a company with ongoing business activities. We will depend upon our officers and director to make loans to the Company to meet any costs that may occur. All such advances will be interest-free loans or equity contributions.

We had no revenues, and $36,286 in operating expenses consisting of; $24,840 in professional fees; filing fees of $4,620; transfer agent expenses of $5,656; write-off expenses of $1,001and bank service charges of $169 for the nine months ended March 31, 2019. In the nine months ended March 31, 2018, we had no revenues and $9,146 operating expenses comprised of $7,906 in professional fees; $1,225 in transfer agent expenses; and $15 in bank service charges

Our increase in expenses for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, reflects the Company’s decision to discontinue its operations as of September 8, 2017 and the costs to bring the Company in compliance with its filing obligations with the SEC and its search for a new operating business.

Capital Resources and Liquidity

As of March 31, 2019, we had assets of $nil and we had $49,126 in liabilities; we had an accumulated deficit of $61,412. As of June 30, 2018, we had $13,985 in total assets and $26,825 in total liabilities and accumulated deficit of $25,126. As of March 31, 2019, the Company owed $48,829 (June 30, 2018; $19,000) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA KING SPIRIT GROUP LTD.
(FKA Jasmin Corp.)
(Registrant)

Date: June 24, 2022	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

