Form 10-K
period 2019-06-30
China King Spirit Group Ltd.
filed 2022-08-26
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

Commission File No. 333-213425

CHINA KING SPIRIT GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	30-08343441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA 90067

(Address of principal executive offices, Zip Code)

(310) 843-9300

(Registrant’s telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(b) of the  Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CKSG	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of August 26, 2022 the Company has 12,644,500 shares of common stock issued and outstanding.

CHINA KING SPIRIT GROUP LTD.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “China King Spirit Group Ltd..”, “we,” “us,” “our,” “our Company,”

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

PART I

ITEM 1. BUSINESS

Business Overview

The Company was incorporated in the state of Nevada on October 7, 2014. From inceptions (October 7, 2014) until September 8, 2017, China King Spirit Group Ltd. (FNA Jasmin Corp.), was in the business of the production and distribution of cork products.

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of China King Spirit Group Ltd., entered into a stock purchase agreement for the sale of an aggregate of 10,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company’s assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well. As a result of this strategic shift all historical results of the Company should be classified as discontinued operations in accordance with ASC 105-20.

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

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Company, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately. In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately. In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September _27, 2018, Zanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (the "Company”) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

In addition, on September 27, 2018 the Board of directors and the majority of its shareholders of China King Spirit Group Ltd., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

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

Recent Developments

Capital Stock

Subsequent to the year ending June 30, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (the "Company”) on September 27, 2018 approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

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

Employees

As of June 30, 2019, other than its President, Secretary, CFO and Treasurer, Zanfang Wang of, the Company has no other employee.

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately. In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately. In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September 27, 2018, Zanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2019, the Company had 10 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is CKSG. The Company has not paid cash dividends and has no outstanding options.

On September 27, 2018 the Board of directors and the majority of its shareholders of China King Spirit Group Ltd.., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG.

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

Results of Operations

Fiscal Year Ended June 30, 2019 compared to Year Ended June 30, 2018

We had no revenues, and $40,901 in expenses consisting of professional fees of $29,157; transfer agent fees of $5,953; filing fees of $46,620; abandon account expense of $1,001; and $169 in bank service charges for the year ended June 30, 2018. In the year ended June 30, 2018, we had no revenues, expenses of $18,746 consisting of professional fees of $12,840; and expenses from discontinued operations of $5,906 for the year ended June 30, 2018, and a net loss of $18,746. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our increase in expenses for the year ended June 30, 2019 compared to the year ended June 30, 208, reflects the Company’s decision to discontinue its operations as of September 8, 2017 and the costs to bring the Company in compliance with its filing obligations with the SEC and its search for a new operating business.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease operations (the Company is a shell with no current business plan).

As of June 30, 2019, we had no currents assets and we had $53,741 in current liabilities; we had an accumulated deficit of $66,027. As of June 30, 2018, we had $13,985 in total assets and we had $26, 825 in current liabilities; we had a accumulated deficit of $25,126.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2019 and June 30, 2018, begins on page F-1 of this Annual Report on Form 10-K.

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

China King Spirit Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China King Spirit Group Ltd. as of June 30, 2019, and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of China King Spirit Group Ltd. As of June 30, 2018, were audited by other auditors whose report dated December 7, 2018, expressed an unqualified opinion on those statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through June 30, 2019, and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

August 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China King Spirt Group, LTD (formerly Jasmin Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China King Spirit Group, LTD (formerly Jasmin Corp.) (the Company) as of June 30, 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

December 7, 2018

PCAOB ID: 457

We served the client from 2017 until 2019.

CHINA KING SPIRIT GROUP LTD.

BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS

ASSETS
Current Assets
Cash	$-	$13,985

TOTAL CURRENT ASSETS	-	13,985

TOTAL ASSETS	$-	$13,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$4,912	$7,825
Related parties – loans	48,829	19,000

TOTAL CURRENT LIABILITIES	53,741	26,825

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500
issued and outstanding, respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(66,027)	(25,126)

TOTAL STOCKHOLDERS’ DEFICIT	(53,741)	(12,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$13,985

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2019	Year ended June 30, 2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and Administrative Expenses	40,901	12,840

Loss before income taxes	(40,901)	(12,840)

Income tax expenses	-	-

Loss from Continuing Operations	(40,901)	(5,906)

Loss from Discontinued Operations	-	-

NET INCOME (LOSS)	$(40,901)	$(18,746)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2019 and 2018

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2017	12,644,500	$12,645	$10,267	$(6,380)	16,532

Reduction of Capital	-	-	(10,626)	-	(10,626)

Net loss for the year ended June 30, 2018	-	-	-	(18,746)	(18,746)

Balance, June 30, 2018	12,645,500	$12,645	$(359)	$(25,126)	$(12,840)

Net loss for the year ended June 30, 2019	-	-	-	(40,901)	(40,901)

Balance, June 30, 2019	12,645,500	$12,645	$(359)	$(66,027)	$(53,741)

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2019	Year ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,901)	$(12,840)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	(2,913)	7,825
Net cash used in operating activities – continuing operations	-	(5,015)
Net cash used in operating activities – discontinued operations	-	-

NET CASH USED IN OPERATING ACTIVITIES	(43,814)	(5,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	29,829	19,000
Net cash provided by (used in) financing activity- continuing operations	29,829	19,000
Net cash provided by (used in) financing activity- discontinued operations	-	(1,951)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,829	17,049

NET DECREASE IN CASH	(13,985)	12,034

CASH, BEGINNING OF PERIOD	13,985	1,951

CASH, END OF PERIOD	$-	$13,985

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

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

Subsequent Events

Management has evaluated all events or transactions that occurred after June 30, 2019 through August 9, 2022 the report date of the financial statements.  During the period, the Company did not have any material recognizable subsequent events.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepting accounting principals in the United States of America.  The Company’s year end is June 30.

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

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2019, and 2018, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $66,027 since inception.  As at June 30, 2019, the Company has a working capital deficit of $53,741.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DISCOUNTINUED OPERATIONS

On September 8, 2017, Jean-Paul Chavanz, the previous sole officer and director and majority shareholder of Jasmin Corp., entered into a stock purchase agreement for the sale of an aggregate of 2,000,000 shares of Common Stock of the Company, representing 79% of the issued and outstanding shares of common stock of the Company. Pursuant to this agreement, the Company decided to discontinue its business plan of producing and distributing Cork products and explore new opportunities. As part of the transition all the Company's assets were retained by the former majority shareholder and the liabilities were assumed by Mr. Chavanz as well.  As a result of this strategic shift all historical results of the Company have been classified as discontinued operations in accordance with ASC 205-20. The total loss on transition of assets and liabilities during the year ended June 30, 2019 was $nil and for the year ending June 30, 2018 was $16,532 of which $5,906 was recorded as general and administrative expenses and $10,626 was recorded as a reduction to additional paid in capital.

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Results of discontinued operations as of June 30, 2019 and 2018 are as follows:

	Year ended June 30, 2019	Year ended June, 2018

REVENUES	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	-	5,906
TOTAL OPERATING EXPENSES	-	(5,906)

NET LOSS FROM OPERATIONS	-	-

PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(5,906)

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – DISCOUNTINUED OPERATIONS (continued)

Cash Flow from discontinued operations as of June 30, 2019 and 2018 is as follows;

	Year ended June 30, 2019	Year ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$-	$(5,906)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on discontinued operations	-	5,906
Decrease in prepaid expenses	-	-
Increase in inventory	-	-
Accumulated depreciation	-	-
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan – related party	-	(1,951)
NET CASH (USED IN) PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	(1,951)

NET DECREASE IN CASH	-	(1,951)

Cash, beginning of period	-	1,951

Cash, end of period	$-	$-

NOTE 4 – EQUITY

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (FNA Jasmin Corp.)   (the "Company”) approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of June 30, 2019 and June 30, 2018 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 5 – RELATED PARTIES

During the period the Company received a total of $29,829 in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder.  Total amount owing in shareholder loans as of June 30, 2019 is $48,829. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

The significant components of deferred income tax assets at June 30, 2019, and 2018 are as follows:

	June 30, 2019	June 30, 2018

Net operating loss carry-forward	$(19,142)	(5,276)
Less: valuation allowance	19,142	5,276

Net deferred income tax asset	$-	-

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

 As of June 30, 2019, and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended June 30, 2019 and June 30, 2018 and no interest or penalties have been accrued as of June 30, 2019 and 2018. As of June 30, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018

Net Operating Loss	$(66,027)	(18,746)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(13,866)	(3,937)
Change in valuation allowance	13,866	3,937

Provision for income taxes	$-	-

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Zanfang Wang*	57	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

*On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Company, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately. In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately. In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Company, which resignation was effective immediately. On September 27, 2018, Zanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

Business Experience

Zanfang Wang was born in August 1964 in Xian County of Hebei Province. Between 1991 and 1994, Mr. Wang served as manager of Xian County Grain and Oil Negotiation Company. In 1996 he serviced as deputy director of Xian County Food Bureau and was promoted in 1998 to its Director. In April 2002 Mr. Wang became the Chairman and president of China Spirit Group and remains its Chairman and president.

Director Independence

Our board of directors is currently composed of one member, Zanfang Wang, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Wang or other business interests and his involvement with China King Spirit Group Ltd..

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

China King Spirit Group Ltd. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zanfang Wang, CEO, CFO, President and Secretary	2019	-	-	-	-	-	-
Zanfang Wang, CEO, CFO, President and Secretary	2018	-	-	-	-	-	-
Richard Rapport, former Secretary	2018	-	-	-	-	-	-

On September 27, 2018, Xu Dan submitted her resignation from all executive officer positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, and President, effective immediately.  In addition, Xu Dan submitted her resignation as a member of the Board, which resignation was effective immediately.  In addition, on September 27, 2018 Richard Rappaport submitted his resignation as Secretary of the Registrant, which resignation was effective immediately. On September 27, 2018,  Zanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

On September 11, 2017 Mr. Chavanaz resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board, on September 11, 2017, Dan Xu was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 and 2018. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended June 30, 2019 and 2018 for China King Spirit Group Ltd.

Employment Contracts

At this time, China King Spirit Group Ltd., has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. China King Spirit Group Ltd.. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through June 30, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean Paul Chavanaz – former director	0	0	0	0	0	0	0
Xu Dan – former director	0	0	0	0	0	0	0
Zanfang Wang – current director	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of June 30, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 30, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Controlling Shareholders	No. of Shares	% of Class
Century Acquisitions LLC (formerly WP Acquisition Company, LLC)	5,750,000	45.47%
Controlling shareholder Richard Rapport – former secretary of Company 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067
Xu Dan	3,500,000	27.68
24A Builidng 7 Huangting Century Garden 3004 Yitian Road Futian District, Shenzhen, Buangdon Province, China
All controlling shareholders as a group	9,250,000	73.15%

__________

(1)	Based on 12,644,500 shares of common stock issued and outstanding as of June 30, 2019.

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (FNA Jasmin Corp.) (the "Company”) approved an amendment to the Registrant's Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company's outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

From February 28, 2018 to January 16, 2019 the Company received a total of $28,829 in shareholder loans. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended June 30, 2019, audit and related fees were $9240. For the year ended June 30, 2018, audit fees were $4,800. The audit fees were paid to Haynie & Company.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

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

China King Spirit Group Ltd.

Dated: August 26, 2022	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Zanfang Wang	August 26, 2022
Zanfang Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

