Form 10-Q
period 2019-09-30
China King Spirit Group Ltd.
filed 2022-09-01
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of August 31, 2022, there were 12,644,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

CHINA KING SPIRIT GROUP LTD.

CONDENSED BALANCE SHEETS

	September 30, 2019	June 30, 2019
ASSETS	(unaudited)

ASSETS
Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,209	$4,912
Related parties – loans	48,829	48,829

TOTAL CURRENT LIABILITIES	54,038	53,741

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500 issued and outstanding, respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(66,324)	(66,027)

TOTAL STOCKHOLDERS’ DEFICIT	(54,038)	(53,741)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

CONDENSED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and Administrative Expenses	297	9,361

Loss before income taxes	(297)	(9,361)

Income tax expenses	-	-

Loss from Continuing Operations	(297)	(9,361)

Loss from Discontinued Operations	-	-

NET INCOME (LOSS)	$(297)	$(9,361)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)

	12,644,500	12,644,500

The accompanying notes are an integral part of these condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three month period ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	12,644,500	$12,645	$(359)	$(66,027)	$(53,741)

Net loss	-	-	-	(297)	(297)

Balance, September 30, 2019	12,644,500	$12,645	$(359)	$(66,324)	$(54,038)

Balance, June 30, 2018	12,644,500	$12,645	$(359)	$(25,126)	$(12,840)

Net loss	-	-	-	(9,361)	(9,361)

Balance, September 30, 2018	12,644,500	$12,645	$(359)	$(34,487)	$(22,201)

The accompanying notes are an integral part of these condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297)	$(9,361)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	297	(1,365)
Net cash used in operating activities – continuing operations	-	10,726

NET CASH USED IN OPERATING ACTIVITIES	-	(10,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	-
Net cash provided by (used in) financing activity- continuing operations	-	-
Net cash provided by (used in) financing activity- discontinued operations	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	-	(10,726)

CASH, BEGINNING OF PERIOD	-	13,985

CASH, END OF PERIOD	$-	$3,259

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA KING SPIRIT GROUP LTD.

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2019 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent

CHINA KING SPIRIT GROUP LTD.

 CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions (continued)

assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2019, and 2018, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $66,324 since inception. As at September 30, 2019, the Company has a working capital deficit of $54,038. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

CHINA KING SPIRIT GROUP LTD.

 CONDENSED NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – EQUITY

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (FNA Jasmin Corp.) (the “Company”) approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company’s outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of September 30, 2019 and September 30, 2018 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 4 – RELATED PARTIES

During the period the Company did not received any shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder. Total amount owing in shareholder loans as of September, 2019 is $48,829. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all events or transactions that occurred after September 30, 2019 through August 30, 2022 the report date of the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

In addition, on September 27, 2018 Jasmin Corp. (the “Registrant”) filed a Certificate of Amendment to Articles of Incorporation effecting (i) a 5-for-1 forward stock split of the Registrant’s common stock, (ii) an increase in the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and (iii) changing its name from Jasmin Corp. to China King Spirit Group Ltd., which Certificate of Amendment was approved by the Nevada Secretary of State on December 20, 2018. The Registrant notified the Financial Industry Regulatory Authority (“FINRA”) pursuant to a corporate action request to approve the change of its listing name to China King Spirit Group Ltd. On December 20, 2018, FINRA notified the Registrant that it had approved the aforementioned forward stock split, increase in authorized number of shares and name change, announced on their daily list on December 21, 2018 that the market effective date was December 24, 2018.

The information presented below with regard to the periods ended September 30, 2019 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues, and $297 in operating expenses consisting of $297 in transfer agent expenses the three months ended September 30, 2019. In the three months ended September 30, 2018, we had no revenues and $9,361 in expenses consisting of $6,000 in professional fees; $843 in transfer agent fees; $2,440 in filing fees; and $78 in bank service charges..

Our decrease in expense for the three months ended September 30, 2019 compare to the three month ended September 30, 2018 due to the inactivity in the Company and its search for a new operating business.

Capital Resources and Liquidity

As of September 30, 2019, we had assets $nil and we had $54,038 in liabilities; we had an accumulated deficit of $66,324. As of June 30, 2019, we had $nil in total assets and $53,741 in total liabilities and accumulated deficit of $66,027. As of September 30, 2019, the Company owed $48,829 (June 30, 2019; $48,829) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINA KING SPIRIT GROUP LTD.
(Registrant)

Date: August 31, 2022	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

