Form 10-K
period 2020-06-30
China King Spirit Group Ltd.
filed 2022-09-23
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020
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

As of September 15, 2022 the Company has 12,644,500 shares of common stock issued and outstanding

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

In addition, on September 27, 2018 the Board of directors and the majority of its shareholders of China King Spirit Group Ltd., approved an amendment of the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG. The Company is waiting for approval of the name change and symbol change from FINRA at which time it will file the amendment with the Nevada Secretary of State.

The information presented below with regard to the year ended June 30, 2019 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, limited capital resources, and no operations other than the search for new business opportunities.

Corporate History

The Company was incorporated by its former President and sole director in the State of Nevada on October 7, 2014 and established a June 30 fiscal year end.

Recent Developments

Capital Stock

Subsequent to the year ending June 30, 2020 the Board of Directors and shareholders of China King Spirit Group Ltd. (the “Company”) on September 27, 2018 approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company’s outstanding shares of common stock.

The Company has 200,000,000 common shares authorized with a par value of $0.001 per share. No preferred shares have been authorized or issued.

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of June 30, 2020 and June 30, 2019 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to any products.

Employees

As of June 30, 2020, other than its President, Secretary, CFO and Treasurer, Zanfang Wang of, the Company has no other employee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2020, the Company had 10 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is CKSG. The Company has not paid cash dividends and has no outstanding options.

On September 27, 2018 the Board of directors and the majority of its shareholders of China King Spirit Group Ltd.., approved an amendment of the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Jasmin Corp. to China King Spirit Group Ltd. and change the symbol from JSMM to CKSG.

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

Results of Operations

Fiscal Year Ended June 30, 2020 compared to Year Ended June 30, 2019

We had no revenues, and $495 in expenses consisting of $495 transfer agent fees for the year ended June 30, 2020. In the year ended June 30, 2019, we had no revenues, expenses of $40,901 consisting of professional fees of $29,157; transfer agent fees of $5,953; filing fees of;$4,620; abandon account expense of $1,001; and bank service charges of $169. The Company has decided to discontinue its business plan of producing and distributing of cork products.

Our decrease in expenses for the year ended June 30, 2020 compared to the year ended June 30, 2019, reflects the Company’s decision to discontinue its operations as of September 8, 2017 and the inactivity of the Company to the year ended June 30, 2020.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease operations (the Company is a shell with no current business plan).

As of June 30, 2020, we had no currents assets and we had $54,235 in current liabilities; we had an accumulated deficit of $66,522. As of June 30, 2019, we had no current assets and we had $53,741 in current liabilities; we had a accumulated deficit of $66,027.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its operation and ultimately to find new profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2020 and June 30, 2019, begins on page F-1 of this Annual Report on Form 10-K.

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

China King Spirit Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China King Spirit Group Ltd. as of June 30, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through June 30, 2020, and expects to incur additional losses in the future.

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

PCAOB ID: 6108

Vancouver, Washington

September 15, 2022

CHINA KING SPIRIT GROUP LTD.

BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS

ASSETS
Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,407	$4,912
Related parties – loans	48,829	48,829

TOTAL CURRENT LIABILITIES	54,236	53,741

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500 issued and outstanding, June 30, 2020 and June 30, 2019 respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(66,522)	(66,027)

TOTAL STOCKHOLDERS’ DEFICIT	(54.236)	(53,741)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2020	Year ended June 30, 2019

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

General and Administrative Expenses	495	40,901

Loss before income taxes	(495)	(40,901)

Income tax expenses	-	-

Loss from Operations	(495)	(40,901)

NET INCOME (LOSS)	$(495)	$(40,901)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended June 30, 2020 and 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	12,644,500	$12,645	$(359)	$(25,126)	(12,840)

Net loss for the year ended June 30, 2019		-	-	(40,901)	(40,901)

Balance, June 30, 2019	12,644,500	$12,645	$(359)	$(66,027)	$(53,741)

Net loss for the year ended June 30, 2020	-	-	-	(495)	(495)

Balance, June 30, 2020	12,644,500	$12,645	$(359)	$(66,522)	$(54,236)

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2020	Year ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(495)	$(40,901)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	495	(2,913)

NET CASH USED IN OPERATING ACTIVITIES	-	(43,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	29,829

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	29,829

NET DECREASE IN CASH	-	(13,985)

CASH, BEGINNING OF PERIOD	-	13,985

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

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

Subsequent Events

Management has evaluated all events or transactions that occurred after June 30, 2020 through September 15, 2022 the report date of the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2020, and 2019, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $66,522 since inception. As at June 30, 2020, the Company has a working capital deficit of $54,236. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of June 30, 2020 and June 30, 2019 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 4 – RELATED PARTIES

During the period the Company received a total of $nil in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder. Total amount owing in shareholder loans as of June 30, 2020 is $48,829. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

The significant components of deferred income tax assets at June 30, 2020, and 2019 are as follows:

	June 30, 2020	June 30, 2019

Net operating loss carry-forward	$(19,261)	(19,142)
Less: valuation allowance	19,261	19,142

Net deferred income tax asset	$-	-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

 As of June 30, 2020, and 2019, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended June 30, 2020 and June 30, 2019 and no interest or penalties have been accrued as of June 30, 2020 and 2019. As of June 30, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

A reconciliation of the provision for income taxes at the United States federal statutory rate for the years ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019

Net Operating Loss	$(495)	(66,027)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(119)	(13,866)
Change in valuation allowance	119	13,866

Provision for income taxes	$-	-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2020.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2020 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2020.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Zanfang Wang*	58	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

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

Business Experience

Zanfang Wang was born in August 1964 in Xian County of Hebei Province. Between 1991 and 1994, Mr. Wang served as manager of Xian County Grain and Oil Negotiation Company. In 1996 he serviced as deputy director of Xian County Food Bureau and was promoted in 1998 to its Director. In April 2002 Mr. Wang became the Chairman and president of China Spirit Group Ltd. and remains its Chairman and president.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Wang or other business interests and his involvement with China King Spirit Group Ltd.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

China King Spirit Group Ltd. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2020.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zanfang Wang, CEO, CFO, President and Secretary	2020	-	-	-	-	-	-
Zanfang Wang, CEO, CFO, President and Secretary	2019	-	-	-	-	-	-

On September 27, 2018, Zanfang Wang was appointed as Chief Executive Officer, Secretary, Chief Financial Officer, and sole Director and Chairman, each effective immediately.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 and 2019. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended June 30, 2020 and 2019 for China King Spirit Group Ltd.

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

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. China King Spirit Group Ltd. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through June 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of June 30, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 30, 2020 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Controlling Shareholders	No. of Shares	% of Class
Century Acquisitions LLC (formerly WP Acquisition Company, LLC)	5,750,000	45.47%
Controlling shareholder Richard Rapport – former secretary of Company 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067
Xu Dan	3,500,000	27.68
24A Builidng 7 Huangting Century Garden 3004 Yitian Road Futian District, Shenzhen, Buangdon Province, China
All controlling shareholders as a group	9,250,000	73.15%

__________

(1)	Based on 12,644,500 shares of common stock issued and outstanding as of June 30, 2020.

On September 27, 2018 the Board of Directors and shareholders of China King Spirit Group Ltd. (FNA Jasmin Corp.) (the “Company”) approved an amendment to the Registrant’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000 and effecting a five-for-one forward split of the Company’s outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

From July 1, 2019 to June 30, 2020 the Company did not receive any shareholder loans. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended June 30, 2020, audit and related fees were $nil. For the year ended June 30, 2019, audit fees were $9,240. The audit fees were paid in 2019 were to the Company’s previous auditors Haynie & Company.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

China King Spirit Group Ltd.

Dated: September 15, 2022	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Zanfang Wang	September 15, 2022
Zanfang Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on September 1, 2016.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on September 1, 2016.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

