Form 10-Q
period 2021-03-31
China King Spirit Group Ltd.
filed 2022-10-04
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Commission File Number 333-213425

CHINA KING SPIRIT GROUP LTD.
(Exact name of registrant as specified in it’s charter)

Nevada	30-08343441
(State or other jurisdiction of incorporation or (organization)	(I.R.S. Employer Identification No.)

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

As of October 1, 2022, there were 12,644,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

CHINA KING SPIRIT GROUP LTD.

BALANCE SHEETS

	March 31, 2021	June 30, 2020
ASSETS	(unaudited)

ASSETS
Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,482	$5,407
Related parties – loans	48,829	48,829

TOTAL CURRENT LIABILITIES	54,311	54,236

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 200,000,000 shares- authorized; 12,644,500 issued and outstanding, March 31, 2021 and June 30, 2020 respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(66,597)	(66,522)

TOTAL STOCKHOLDERS’ DEFICIT	(54,311)	(54,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

 STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	-	-	75	495

Loss before income taxes	-	-	(75)	(495)

Income tax expenses	-	-	-	-

Total Operating Expenses	-	-	(75)	(495)

NET INCOME (LOSS)	$-	$-	$(75)	$(495)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	(0.00)	(0.00)	(0.00)	(0.00)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (DISCONTINUED OPERATIONS)	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500	12,644,500	12,644,500

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine-month period ended March 31, 2021 and 2020

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	12,644,500	$12,645	$(359)	$(66,522)	$(54,236)
Net loss	-	-	-	(75)	(75)
Balance, September 30, 2020	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)
Net Loss	-	-	-	-	-
Balance, December 31, 2020	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)
Net Loss	-	-	-	-	-
Balance, March 31, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	12,644,500	$12,645	$(359)	$(66,027)	$(53,741)
Net loss	-	-	-	(297)	(297)
Balance, September 30, 2019	12,644,500	$12,645	$(359)	$(66,324)	$(54,038)
Net Loss	-	-	-	(198)	(198)
Balance, December 31, 2019	12,644,500	$12,645	$(359)	$(66,522)	$(54,236)
Net Loss	-	-	-	-	-
Balance, March 31, 2020	12,644,500	$12,645	$(359)	$(66,522)	$(54,236)

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended March 31, 2021	Nine months ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	75	495

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2020 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent

CHINA KING SPIRIT GROUP LTD.

 NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2021, and 2020, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $66,597 since inception. As at March 31, 2021, the Company has a working capital deficit of $54,311. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of March 31, 2021 and March 31, 2020 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 4 – RELATED PARTIES

During the period the Company did not received any shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder. Total amount owing in shareholder loans as of March 31, 2021 is $48,829. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all events or transactions that occurred after March 31, 2021 through October 1, 2022 the report date of the financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the nine months ending March 31, 2021. You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2020 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the distribution of cork products. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

The information presented below with regard to the periods ended March 31, 2021 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues, and $nil in operating expenses for the three months ended March 31, 2021. In the three months ended March 31, 2020, we had no revenues and in operating expenses.

Our decrease in expense for the three months ended March 31, 2021 compare to the three months ended March 31, 2020 due to the inactivity in the Company and its search for a new operating business.

We had no revenues, and $75 in operating expenses consisting of; $75 in transfer agent expenses for the nine months ended March 31, 2021. In the nine months ended March 31, 2020, we had no revenues and $495 operating expenses consisting of $499 in transfer agent expenses.

Our decrease in expense for the nine months ended March 31, 2020 compare to the nine month ended March 31, 2020 due to the inactivity in the Company and its search for a new operating business.

Capital Resources and Liquidity

As of March 31, 2021, we had assets $nil and we had $54,311 in liabilities; we had an accumulated deficit of $66,597. As of June 30, 2020, we had $nil in total assets and $54,236 in total liabilities and accumulated deficit of $66,522. As of March 31, 2021, the Company owed $48,829 (June 30, 2020; $48,829) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINA KING SPIRIT GROUP LTD.
(Registrant)

Date: October 3, 2022	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

