Form 10-Q
period 2022-12-31
China King Spirit Group Ltd.
filed 2023-01-17
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 13, 2023, there were 12,644,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

CHINA KING SPIRIT GROUP LTD.

BALANCE SHEETS

	December 31, 2022	June 30, 2022
ASSETS	(unaudited)

ASSETS
Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,417	$5,597
Related parties – loans	120,660	92,177

TOTAL CURRENT LIABILITIES	129,077	97,774

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500
issued and outstanding, December 31, 2022 and June 30, 2022 respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(141,363)	(110,060)

TOTAL STOCKHOLDERS’ DEFICIT	(129,077)	(97,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	16,448	-	31,303	-

Loss before income taxes	(16,448)	-	(31,303)	-

Total Operating Expenses	(16,448)	-	(31,303)	-

NET INCOME (LOSS)	$(16,448)	$-	$(31,303)	$-

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500	12,644,500	12,644,500

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six- month period ended December 31, 2022 and 2021

(unaudited)

	Common Stock		Additional	Accumulated
	Number of shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2022	12,644,500	$12,645	$(359)	$(110,060)	$(97,774)

Net loss	-	-	-	(14,855)	(14,855)

Balance, September 30, 2022	12,644,500	$12,645	$(359)	$(124,915)	$(112,629)

Net loss	-	-	-	(16,448)	(16,448)

Balance, December 31, 2022	12,644,500	$12,645	$(359)	$(141,363)	$(129,077)

	Common Stock		Additional	Accumulated
	Number of shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

Net loss	-	-	-	-	-

Balance, September 30, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

Net Loss	-	-	-	-	-

Balance, December 31, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

The accompanying notes are an integral part of these  financial statements.

CHINA KING SPIRIT GROUP LTD.

 STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended December 31, 2022	Six months ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,303)	$(75)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	2,820	75

Net cash used in operating activities	(28,483)	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	28,483	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,483	-

NET DECREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2022 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2022, and 2021, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $141,363 since inception.  As at December 31, 2022, the Company has a working capital deficit of $129,077.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 4 – RELATED PARTIES

During the period the Company received a total of $28,483 in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder.  Total amount owing in shareholder loans as of December 31, 2022 is $120,660. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all events or transactions that occurred after December 31, 2022 through January 13, 2023 the report date of the financial statements.  During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the six months ending December 31, 2022. You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2022 and the notes to the financial statements included in this report on Form 10-Q. You should understand that we are no longer in the distribution of cork products. Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

The information presented below with regard to the periods ended December 31, 2022 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues for the three months and six month periods ending December 31, 2022 and 2021.

For the three-month periods ended December 31, 2022 and 2021, we had no revenue. Expenses for the three-month period ended December 31, 2022 totaled $16,448 resulting in a net loss of $16,448. The net loss for the three-month period ended December 31, 2022 is a result of general and administrative expense of $16,448, comprised of filing fees of $3,500; and professional fees of $12,750 comprised primarily of accounting and consulting fees and transfer agent expenses of $198. We had no expenses for the comparative three-month period ended December 31, 2021. The increase in expenses between December 31, 2022 and 2021 was primarily due to expenses in bringing Company current with the it’s SEC filings.

Expenses for the six-month period ended December 31, 2022 totaled $31,303 resulting in a net loss of $31,303. The net loss for the six-month period ended December 31, 2022 is a result of general and administrative expense of $31,303, comprised of filing fees of $8,884; and professional fees of $21,750 comprised primarily of accounting and consulting fees; and $669 in transfer agent expenses.. Expenses for the comparative six-month period ended December 31, 2021 is a result of general and administrative expenses totaling $75 resulting in a net loss of $75 comprised of $75 transfer agent expenses. The increase in expenses between December 31, 2022 and 2021 was primarily due to expenses in bringing Company current with the it’s SEC filings.

Capital Resources and Liquidity

As of December 31, 2022, we had assets $nil and we had $129,077 in liabilities; we had an accumulated deficit of $141,363. As of June 30, 2022, we had $nil in total assets and $97,774 in total liabilities and accumulated deficit of $110,060. As of December 31, 2022, the Company owed $120,660 (June 30, 2022; $92,177) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA KING SPIRIT GROUP LTD. (Registrant)

Date: January 13, 2023	By:	/s/ Zanfang Wang
Zanfang Wang President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

