Form 10-Q
period 2023-03-31
China King Spirit Group Ltd.
filed 2023-05-10
CIK 1680237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there were 12,644,500 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

China King Spirit Group Ltd.

FINANCIAL STATEMENTS

CHINA KING SPIRIT GROUP LTD.

BALANCE SHEETS

	March 31, 2023	June 30, 2022
ASSETS	(unaudited)

ASSETS
Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$7,917	$5,597
Related parties – loans	124,405	92,177

TOTAL CURRENT LIABILITIES	132,322	97,774

Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 12,644,500 issued and outstanding, March 31, 2023 and June 30, 2022 respectively	12,645	12,645
Additional paid-in capital	(359)	(359)
Accumulated deficit	(144,608)	(110,060)

TOTAL STOCKHOLDERS’ DEFICIT	(132,322)	(97,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 20222	Nine months ended March 31, 2023	Nine months ended March 31, 2022

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	3,245	36,000	34,548	36,000

Loss before income taxes	(3,245)	(36,000)	(34,358)	(36,000)

Total Operating Expenses	(3,245)	(36,000)	(34,358)	(36,000)

NET INCOME (LOSS)	$(3,245)	$(36,000)	$(34,358)	$(36,000)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,644,500	12,644,500	12,644,500	12,644,500

The accompanying notes are an integral part of these financial statements.

CHINA KING SPIRIT GROUP LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine- month period ended March 31, 2023 and 2022

(unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2022	12,644,500	$12,645	$(359)	$(110,060)	$(97,774)

Net loss	-	-	-	(14,855)	(14,855)

Balance, September 30, 2022	12,644,500	$12,645	$(359)	$(124,915)	$(112,629)

Net loss	-	-	-	(16,448)	(16,448)

Balance, December 31, 2022	12,644,500	$12,645	$(359)	$(141,363)	$(129,077)

Net Loss	-	-	-	(3,245)	(3,245)

Balance, March 31, 2023	12,644,500	$12,645	$(359)	$(144,608)	$(132,322)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

Net loss	-	-	-	-	-

Balance, September 30, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

Net Loss	-	-	-	-	-

Balance, December 31, 2021	12,644,500	$12,645	$(359)	$(66,597)	$(54,311)

Net Loss	-	-	-	(36,000)	(36,000)

Balance, March 31, 2022	12,644,500	$12,645	$(359)	$(102,597)	$(90,311)

The accompanying notes are an integral part of these  financial statements.

CHINA KING SPIRIT GROUP LTD.

 STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended March 31, 2023	Nine months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,548)	$(36,000)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	2,320	-
Net cash used in operating activities	(32,228)	(36,000)

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	32,228	36,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,228	36,000

NET DECREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2022 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

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

Earnings (Loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities unless they are anti-dilutive. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2023, and 2022, there were no common stock equivalents outstanding.

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

NOTE 2 – GOING CONCERN

To date the Company has generated limited revenues from its business operations and has an accumulated deficit of $144,608 since inception.  As at March 31, 2023, the Company has a working capital deficit of $132,322.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

There were 12,644,500 (pre-split 2,528,900) shares of common stock issued and outstanding as of March 31, 2023 and March 31, 2022 respectively.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 5:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

NOTE 4 – RELATED PARTIES

During the period the Company received a total of $32,228 in shareholder loans from WP Acquisition (currently known as Century Acquisition LLC), a Company controlled by a shareholder.  Total amount owing in shareholder loans as of March 31, 2023 is $124,405. The amounts due to related parties are unsecured and non- interest-bearing with no set terms of repayment.

.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all events or transactions that occurred after March 31, 2023 through May 9, 2023 the report date of the financial statements.  During the period, the Company did not have any material recognizable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the nine months ending March 31, 2023.  You should read the following discussion and analysis together with our audited financial statements for the year ended June 30, 2022 and the notes to the financial statements included in this report on Form 10-Q.  You should understand that we are no longer in the distribution of cork products.  Thus our future financial condition and results of operations will have no relationship to our historical financial condition and results of operations.

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

The information presented below with regard to the periods ended March 31, 2023 should be read as historic information on the Company. As a result of the decision to discontinue operations, the Company as of the date of this filing is an empty shell with no liquidity, no capital resources, and no operations other than the search for new business opportunities.

Results of Operations

We had no revenues for the three months and nine month periods ending March 31, 2023 and 2022.

For the three-month periods ended March 31, 2023 and 2022, we had no revenue. Expenses for the three-month period ended March 31, 2023 totaled $3,245 resulting in a net loss of $3,245. The net loss for the three-month period ended March 31, 2023 is a result of general and administrative expense of $3,245, comprised of filing fees of $500; and professional fees of $2,250 comprised primarily of accounting fees and transfer agent expenses of $495.  For the comparative three month period ended March 31, 2022 we had $36,000 in operating expenses resulting in a net loss of $36,000. The net loss for the three months ended March 31, 2022 comprised of $36,000 in professional fees consisting primarily of accounting fees.  The  decrease in expenses between March 31, 2023 and 2022 was primarily due to past expenses in bringing Company current with the it’s SEC filings.

Expenses for the nine-month period ended March 31, 2023 totaled $34,548 resulting in a net loss of $34,548. The net loss for the nine-month period ended March 31, 2023 is a result of general and administrative expense of $34,548, comprised of filing fees of $9,384; and professional fees of $24,000 comprised primarily of accounting fees; and $1,164 in transfer agent expenses.  Expenses for the comparative nine-month period ended March 31, 2022 is a result of general and administrative expenses totaling $36,000 resulting in a net loss of $36,000 comprised of  $36,000 professional fees comprised primarily of accounting fees. The small decrease in expenses between March 31, 2023 and 2022 was primarily due to past expenses in bringing Company current with the it’s SEC filings.

Capital Resources and Liquidity

As of March 31, 2023, we had assets $nil and we had $132,322 in liabilities; we had an accumulated deficit of $144,608.  As of June 30, 2022, we had $nil in total assets and $97,774 in total liabilities and accumulated deficit of $110,060.  As of March 31, 2023, the Company owed $124,405 (June 30, 2022; $92,177) to shareholders of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINA KING SPIRIT GROUP LTD. (Registrant)

Date: May 9, 2023	By:	/s/ Zanfang Wang
Zanfang Wang
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

